Form 10-Q
period 1994-06-30
CABLE TV FUND 15-A LTD
filed 1994-08-11
CIK 849976

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1994.
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________.


                         Commission File Number 0-17733


                            Cable TV Fund 15-A, Ltd.
- - - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                            #84-1091413
- - - --------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                   (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No
    -----                                                                  -----

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                              June 30,              December 31,
                                                                                1994                    1993
                                                                            ------------            -------------
                    ASSETS
                    ------

CASH                                                                        $    124,628            $     166,914

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $104,529 and $97,030 at June 30, 1994
  and December 31, 1993, respectively                                            308,362                  454,358

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      64,408,319               62,303,243
  Less- accumulated depreciation                                             (22,453,240)             (18,860,815)
                                                                            ------------            -------------

                                                                              41,955,079               43,442,428

  Franchise costs, net of accumulated amortization
    of $54,504,282 and $47,985,907 at June 30, 1994
    and December 31, 1993, respectively                                       40,993,104               47,511,479
  Subscriber lists, net of accumulated amortization
    of $8,303,749 and $7,274,854 at June 30, 1994
    and December 31, 1993, respectively                                        4,972,913                6,001,808
  Costs in excess of interest in net assets purchased,
    net of accumulated amortization of $1,167,352 and
    $1,029,434 at June 30, 1994 and December 31, 1993,
    respectively                                                               9,871,572               10,009,490
                                                                            ------------            -------------

         Total investment in cable television properties                      97,792,668              106,965,205

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                1,024,898                1,121,855
                                                                            ------------            -------------

         Total assets                                                       $ 99,250,556            $ 108,708,332
                                                                            ============            =============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                              June 30,               December 31,
                                                                                1994                     1993
                                                                            ------------             -------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
- - - -------------------------------------------

LIABILITIES:
  Debt                                                                      $ 68,601,261             $  70,694,251
  Accounts payable -
    Trade                                                                         32,929                    25,565
    General Partner                                                           10,251,459                 8,630,540
  Accrued liabilities                                                          1,245,812                 1,299,136
  Subscriber prepayments                                                         189,712                   227,963
                                                                            ------------             -------------

      Total liabilities                                                       80,321,173                80,877,455
                                                                            ------------             -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                            1,000                     1,000
    Accumulated deficit                                                         (730,341)                 (641,326)
                                                                            ------------             -------------

                                                                                (729,341)                 (640,326)
                                                                            ------------             -------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at June 30, 1994
      and December 31, 1993)                                                  90,575,991                90,575,991
    Accumulated deficit                                                      (70,917,267)              (62,104,788)
                                                                            ------------             -------------

                                                                              19,658,724                28,471,203
                                                                            ------------             -------------

      Total liabilities and partners' capital (deficit)                     $ 99,250,556             $ 108,708,332
                                                                            ============             =============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended                For the Six Months Ended
                                                               June 30,                                 June 30,
                                                     ----------------------------           --------------------------------

                                                         1994             1993                 1994                1993
                                                     -----------      -----------           -----------          -----------
REVENUES                                             $ 7,792,328      $ 7,757,646           $15,302,119          $15,199,949

COSTS AND EXPENSES:
  Operating, general and administrative                4,346,881        4,199,275             8,652,294            8,086,168
  Management fees and allocated overhead
    from General Partner                                 963,096          958,925             1,918,440            1,863,142
  Depreciation and amortization                        5,638,923        5,517,910            11,277,613           11,017,091
                                                     -----------      -----------           -----------          -----------

OPERATING LOSS                                        (3,156,572)      (2,918,464)           (6,546,228)          (5,766,452)
                                                     -----------      -----------           -----------          -----------

OTHER INCOME (EXPENSE):
  Interest expense                                    (1,165,095)      (1,087,864)           (2,179,937)          (2,402,286)
  Other, net                                            (115,494)         (28,231)             (175,329)             (25,864)
                                                     -----------      -----------           -----------          -----------

      Total other income, (expense), net              (1,280,589)      (1,116,095)           (2,355,266)          (2,428,150)
                                                     -----------      -----------           -----------          -----------

NET LOSS                                             $(4,437,161)     $(4,034,559)          $(8,901,494)         $(8,194,602)
                                                     ===========      ===========           ===========          ===========

ALLOCATION OF NET LOSS:
  General Partner                                    $   (44,372)     $   (40,346)          $   (89,015)         $   (81,946)
                                                     ===========      ===========           ===========          ===========

  Limited Partners                                   $(4,392,789)     $(3,994,213)          $(8,812,479)         $(8,112,656)
                                                     ===========      ===========           ===========          ===========

NET LOSS
  PER LIMITED PARTNERSHIP UNIT                       $    (20.61)     $    (18.74)          $    (41.34)         $    (38.06)
                                                     ===========      ===========           ===========          ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                      213,174          213,174               213,174              213,174
                                                     ===========      ===========           ===========          ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                             ---------------------------------------

                                                                                 1994                      1993
                                                                             ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $ (8,901,494)             $ (8,194,602)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
         Depreciation and amortization                                         11,277,613                11,017,091
         Decrease in trade receivables                                            145,996                    25,977
         Decrease (increase) in deposits, prepaid expenses and
           deferred charges                                                        96,957                    (5,816)
         Decrease in accounts payable, accrued liabilities and
             subscriber prepayments                                               (84,211)               (1,217,691)
                                                                             ------------              ------------

         Net cash provided by operating activities                              2,534,861                 1,624,959
                                                                             ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                         (2,105,076)               (2,760,769)
                                                                             ------------              ------------

         Net cash used in investing activities                                 (2,105,076)               (2,760,769)
                                                                             ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                       76,279                    79,384
    Repayment of debt                                                          (2,169,269)                  (63,063)
    Increase in advances from General Partner                                   1,620,919                 1,054,182
                                                                             ------------              ------------

         Net cash provided by (used in) financing activities                     (472,071)                1,070,503
                                                                             ------------              ------------

Decrease in cash                                                                  (42,286)                  (65,307)

Cash, beginning of period                                                         166,914                   178,130
                                                                             ------------              ------------

Cash, end of period                                                          $    124,628              $    112,823
                                                                             ============              ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                            $  2,158,683              $  3,170,922
                                                                             ============              ============


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A (the "Partnership") at June 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving the areas in and around Barrington, Elgin, South Elgin, Hawthorn Woods, Kildeer, Lake Zurich, Indian Creek, Vernon Hills and certain unincorporated areas of Kane and Lake Counties, all in the State of Illinois (the "Barrington System") and the cable television system serving the areas in and around Flossmoor, La Grange, La Grange Park, Riverside, Indianhead Park, Hazel Crest, Thornton, Lansing, Matteson, Richton Park, University Park, Crete, Olympia Fields and Western Springs, all in the State of Illinois (the "South Suburban System").

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1994 were $389,616 and $765,106, respectively, as compared to $387,882 and $759,997, respectively, for the similar 1993 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses include salaries and benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1994 were $573,480 and $1,153,334, respectively, as compared to $571,043 and $1,103,145, respectively, for the similar 1993 periods.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         Capital expenditures totalled approximately $2,105,000 during the first six months of 1994. Approximately 52 percent of the expenditures was for the construction of service drops to homes. Approximately 9 percent of the expenditures was for plant extensions in the Partnership's systems and approximately 8 percent of the expenditures was for the continuation of the Elgin rebuild. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided from cash generated from operations and advances from the General Partner. Budgeted capital expenditures for the remainder of 1994 are approximately $3,997,000. Approximately 43 percent of the remaining capital expenditures for 1994 are expected be used to complete the rebuild and upgrade of portions of the Barrington System. Approximately 27 percent of the remaining capital expenditures for 1994 are expected to be used to complete plant extensions in the Partnership's systems. The remainder of the anticipated expenditures are for various enhancements in the Partnership's other systems. Funding for these expenditures is expected to be provided by cash generated from operations and, at its discretion, advances from the General Partner. The actual level of capital expenditures will depend, in part, upon the General partner's determination as to the proper scope and timing of such expenditures in light of the adoption of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the Partnership's liquidity position.

         During September 1990, the Partnership entered into a revolving credit and term loan facility with commercial lending institutions that provided for a loan up to $72,000,000. The revolving credit period expired December 31, 1993, at which time the then-outstanding principal balance of $70,500,000 converted to a term loan payable in 24 quarterly installments beginning March 31, 1994. The Partnership repaid $2,115,000 during the first six months of 1994. Funding for these installments was provided by cash generated from operations and advances from the General Partner. The balance outstanding at June 30, 1994 was $68,385,000. Payments due for the remainder of 1994 total $2,115,000. The General Partner is currently renegotiating this loan facility to extend the revolving credit period and to adjust the leverage covenants. Interest on the outstanding principal balance is at the Partnership's option of the base rate plus 1/4 percent or a fixed rate defined as the CD rate plus 1-3/8 percent or the London Interbank offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of June 30, 1994 and 1993 were 5.77 percent and 4.72 percent, respectively.

         The General Partner has advanced funds to the Partnership to fund capital expenditures and principal repayments under the credit facility, and may make additional advances in the future; however, it has no obligation to do so. Advances outstanding at June 30, 1994 totalled $10,251,459. Interest on such advances is calculated at the General Partner's weighted average cost of borrowing. Such advances are expected to be repaid from cash generated from operations or any borrowings available under a renegotiated credit facility. However, if the Partnership is unable to renegotiate its credit facility to increase the maximum amount available, the advances will remain outstanding. Subject to the regulatory matters discussed below and subject to the successful renegotiation of its credit facility, of which there can be no assurance, the Partnership will have sufficient sources of capital to meet its anticipated needs. If the Partnership is not successful in renegotiating its credit facility, the Partnership will have to rely on cash generated from operations and discretionary advances from the General Partner.


Regulatory Matters

         Congress enacted the 1992 Cable Act, which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the

Partnership, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no change in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost- of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The Partnership has elected to file cost-of-service showings in the Barrington and South Suburban, Illinois systems. The General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

         The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned by the Partnership no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $34,682, or less than 1 percent, from $7,757,646 for the three month period ended June 30, 1993 to $7,792,328 for the comparable 1994 period. Revenues of the Partnership increased $102,170, or approximately 1 percent, from $15,199,949 for the six month period ended June 30, 1993 to $15,302,119 for the comparable 1994 period. Increases in advertising sales and subscribers primarily accounted for the increases in revenues. The Partnership has added approximately 5,600 basic subscribers since June 30, 1993. At June 30, 1994, the Partnership's systems had 71,296 basic subscribers compared to 65,744 basic subscribers at June 30, 1993, an increase of 8 percent. The increases in revenue would have been greater but for the decrease in revenue due to decreases in basic rates due to new basic rate regulation issued by the FCC in May 1993, with which the Partnership complied effective September 1, 1993. No other factors individually were significant to the increase in revenues.

         Operating, general and administrative expenses increased $147,606, or approximately 4 percent, from $4,199,275 for the three month period ended June 30, 1993 to $4,346,881 for the comparable 1994 period. Operating, general and administrative expense of the Partnership increased $566,126, or approximately 7 percent, from $8,086,168 for the six month period ended June 30, 1993 to $8,652,294 for the comparable 1994 period. Operating, general and administrative expense represented 54 percent and 56 percent, respectively, of revenue for the three month periods ended June 30, 1993 and 1994, compared to 53 percent and 57 percent, respectively, of revenue for the six month periods ended June 30, 1993 and 1994. Programming fees and personnel expense primarily accounted for the increase between six month periods. For the three month periods the increase was due to programming fees and personnel expense and was offset, in part, by decreases in bad debt expense and copyright expense. No other individual factor contributed significantly to the increases in expense. Management fees and allocated overhead from the General Partner increased $4,171 or less than 1 percent, from $958,925 to $963,096 for the comparable 1994 period. Management fees and allocated overhead from the General

Partner increased $55,298 or approximately 3 percent, from $1,863,142 for the six month period ended June 30, 1993 to $1,918,440 for the comparable 1994 period. These increases in expense are due to the increase in revenues, upon which such fees and allocations are based, and increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs.

         Depreciation and amortization expense increased $121,013, or approximately 2 percent, from $5,517,910 for the three month period June 30, 1993 to $5,638,923 for the comparable 1994 period. Depreciation and amortization expense increased $260,522, or approximately 2 percent, from $11,017,091 for the six month period ended June 30, 1993 to $11,277,613 for the comparable 1994 period. The increase is primarily due to capital additions during 1993.

         Operating loss increased $238,108, or approximately 8 percent, from $2,918,464 for the three month period ended June 30, 1993 to $3,156,572 for the comparable 1994 period. Operating loss increased $779,776, or approximately 14 percent, from $5,766,452 for the six month period ended June 30, 1993, to $6,546,228 for the comparable 1994 period. These increases were due to the increases in operating, general and administrative expense, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increases in revenue. Operating income before depreciation and amortization decreased $117,095 or approximately 5 percent, from $2,599,446 for the three month period ended June 30, 1993 to $2,482,351 for the comparable 1994 period. Operating income before depreciation and amortization decreased $519,254, or approximately 10 percent, from $5,250,639 for the six month period ended June 30, 1993 to $4,731,385 for the comparable 1994 period. These decreases were due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increases in revenues. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases (due to, among other things, programming fees, reregulation and competition) that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments;
(b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense increased $77,231, or approximately 7 percent, from $1,087,864 for the three month period ended June 30, 1993 to $1,165,095 for the comparable 1994 period, due to higher effective interest rates on interest bearing obligations. Interest expense decreased $222,349, or approximately 9 percent, from $2,402,286 for the six month period ended June 30, 1993 to $2,179,937 for the comparable 1994 period, due to lower outstanding balances on interest bearing obligations. Net loss increased $402,602, or approximately 10 percent, from $4,034,559 to $4,437,161 for the comparable 1994 period. Net loss increased $706,892, or approximately 9 percent, from $8,194,602 to $8,901,494 for the comparable 1994 period. The increases for the three and six month periods are due to the factors discussed above. These losses are expected to continue in the futures.

                          Part II - OTHER INFORMATION


NONE

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CABLE TV FUND 15-A
                                        BY:   JONES INTERCABLE, INC.
                                              General Partner



                                        By:   /s/ KEVIN P. COYLE
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  August 11, 1994