Form 10-Q
period 1994-09-30
CABLE TV FUND 15-A LTD
filed 1994-11-10
CIK 849976

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1994.
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________.

                         Commission File Number 0-17733

                           Cable TV Fund 15-A, LTD.
- - --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             #84-1091413
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                    Address of principal executive office

                                  (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                              No
     ---                                                                ---

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                         September 30,           December 31,
                 ASSETS                                                       1994                   1993
                 ------                                                ---------------          -------------
CASH                                                                   $      157,637           $    166,914

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $111,030 and $97,030
  at September 30, 1994 and December 31, 1993,
  respectively                                                                409,311                454,358

INVESTMENT IN CABLE TELEVISION PROPERTIES
  Property, plant and equipment, at cost                                   65,884,241             62,303,243
  Less- accumulated depreciation                                          (24,244,965)           (18,860,815)
                                                                       --------------           ------------

                                                                           41,639,276             43,442,428

  Franchise costs, net of accumulated amortization
    of $57,763,469 and $47,985,907 at September 30,
    1994 and December 31, 1993, respectively                               37,733,917             47,511,479
  Subscriber lists, net of accumulated amortization
    of $8,818,196 and $7,274,854 at September 30, 1994
    and December 31, 1993, respectively                                     4,458,466              6,001,808
  Costs in excess of interest in net assets purchased,
    net of accumulated amortization of $1,236,311 and
    $1,029,434 at September 30, 1994 and December 31,
    1993, respectively                                                      9,802,613             10,009,490
                                                                       --------------           ------------

         Total investment in cable television properties                   93,634,272            106,965,205

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                               986,911              1,121,855
                                                                       --------------           ------------

         Total assets                                                  $   95,188,131           $108,708,332
                                                                       ==============           ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                      September 30,            December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                               1994                    1993
- - -------------------------------------------                          --------------           -------------
LIABILITIES:
  Debt                                                               $ 68,559,364             $ 70,694,251
  Accounts payable-
    Trade                                                                  -                        25,565
    General Partner                                                    10,921,298                8,630,540
  Accrued liabilities                                                   1,129,807                1,299,136
  Subscriber prepayments                                                  166,741                  227,963
                                                                     ------------             ------------

         Total liabilities                                             80,777,210               80,877,455
                                                                     ------------             ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                     1,000                    1,000
    Accumulated deficit                                                  (775,526)                (641,326)
                                                                     ------------             ------------

                                                                         (774,526)                (640,326)
                                                                     ------------             ------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at September 30, 1994 and
      December 31, 1993)                                               90,575,991               90,575,991
    Accumulated deficit                                               (75,390,544)             (62,104,788)
                                                                     ------------             ------------

                                                                       15,185,447               28,471,203
                                                                     ------------             ------------

         Total liabilities and partners' capital
       (deficit)                                                     $ 95,188,131             $108,708,332
                                                                     ============             ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended              For the Nine Months Ended
                                                             September 30,                          September 30,
                                                      --------------------------              -------------------------
                                                         1994             1993                  1994             1993
                                                      ----------       ---------              ---------       ---------
REVENUES                                             $ 7,785,027      $ 7,562,227          $ 23,087,146      $  22,762,176

COSTS AND EXPENSES:
  Operating, general and administrative                4,407,889        3,930,935            13,060,183         12,017,103
  Management fees and allocated overhead
    from General Partner                                 918,379          944,208             2,836,819          2,807,350
  Depreciation and amortization                        5,641,985        5,532,464            16,919,598         16,549,555
                                                     -----------      -----------          ------------      -------------

OPERATING LOSS                                        (3,183,226)      (2,845,380)           (9,729,454)        (8,611,832)
                                                     -----------      -----------          ------------      -------------

OTHER INCOME (EXPENSE):
  Interest expense                                    (1,224,341)      (1,021,898)           (3,404,278)        (3,424,184)
  Other, net                                            (110,895)             929              (286,224)           (24,935)
                                                     -----------      -----------          ------------      -------------

         Total other income, (expense),  net          (1,335,236)      (1,020,969)           (3,690,502)        (3,449,119)
                                                     -----------      -----------          ------------      -------------
NET LOSS                                             $(4,518,462)     $(3,866,349)         $(13,419,956)     $ (12,060,951)
                                                     ===========      ===========          ============      =============

ALLOCATION OF NET LOSS:
  General Partner                                    $   (45,185)     $   (38,663)         $   (134,200)     $    (120,610)
                                                     ===========      ===========          ============      =============

  Limited Partners                                   $(4,473,277)     $(3,827,686)         $(13,285,756)     $ (11,940,341)
                                                     ===========      ===========          ============      =============

NET LOSS
  PER LIMITED PARTNERSHIP UNIT                       $    (20.98)     $    (17.96)         $     (62.32)     $      (56.01)
                                                     ===========      ===========          ============      =============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                      213,174          213,174               213,174            213,174
                                                     ===========      ===========          ============      =============


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                        ----------------------------------
                                                                            1994                 1993
                                                                        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (13,419,956)       $ (12,060,951)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization                                        16,919,598           16,549,555
      Decrease (increase) in trade receivables                                 45,047              (88,839)
      Increase (decrease) in deposits, prepaid expenses
         and deferred charges                                                 127,277               (2,315)
      Decrease in accounts payable,
        accrued liabilities and subscriber
        prepayments                                                          (256,116)          (1,582,981)
                                                                        -------------        -------------

         Net cash provided by operating activities                          3,415,850            2,814,469
                                                                        -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (3,580,998)          (4,263,030)
                                                                        -------------        -------------

         Net cash used in investing activities                             (3,580,998)          (4,263,030)
                                                                        -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     76,279              100,843
  Repayment of debt                                                        (2,211,166)            (104,295)
  Increase in advances from General Partner                                 2,290,758            1,482,224
                                                                        -------------        -------------

         Net cash provided by financing activities                            155,871            1,478,772
                                                                        -------------        -------------

Increase (decrease) in cash                                                    (9,277)              30,211

Cash, beginning of period                                                     166,914              178,130
                                                                        -------------        -------------

Cash, end of period                                                     $     157,637        $     208,341
                                                                        =============        =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $   3,499,572        $   4,370,565
                                                                        =============        =============

            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving the areas in and around Barrington, Elgin, South Elgin, Hawthorn Woods, Kildeer, Lake Zurich, Indian Creek, Vernon Hills and certain unincorporated areas of Kane and Lake Counties, all in the State of Illinois (the "Barrington System") and the cable television systems serving the areas in and around Flossmoor, La Grange, La Grange Park, Riverside, Indianhead Park, Hazel Crest, Thornton, Lansing, Matteson, Richton Park, University Park, Crete, Olympia Fields and Western Springs, all in the State of Illinois (the "South Suburban System").

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1994 were $389,251 and $1,154,357, respectively, as compared to $378,111 and $1,138,109, respectively, for the similar 1993 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses include salaries and benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1994 were $529,128 and $1,682,462, respectively, as compared to $566,097 and $1,669,241, respectively, for the similar 1993 periods.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         Capital expenditures totalled approximately $3,600,000 during the first nine months of 1994. Approximately 44 percent of the expenditures were for the construction of service drops to homes. Approximately 19 percent of the expenditures were for plant extensions in the Partnership's systems and approximately 11 percent of the expenditures were for the rebuild of cable plant. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided from cash generated from operations and advances from the General Partner. Anticipated capital expenditures for the remainder of 1994 are approximately $1,500,000. Approximately 16 percent of the remaining capital expenditures for 1994 are expected be used to complete plant extensions in the Partnership's systems. Approximately 4 percent of the remaining capital expenditures are expected to be used for the construction of service drops to homes. The remainder of the anticipated expenditures are for various enhancements in the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and, at its discretion, advances from the General Partner. The actual level of capital expenditures will depend, in part, upon the General partner's determination as to the proper scope and timing of such expenditures in light of the adoption of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the rules and regulations adopted in connection with such legislation, and the Partnership's liquidity position.

         During September 1990, the Partnership entered into a revolving credit and term loan facility with commercial lending institutions that provides for a loan up to $72,000,000. The revolving credit period expired December 31, 1993, at which time the then-outstanding principal balance of $70,500,000 converted to a term loan payable in 24 quarterly installments beginning March 31, 1994. The Partnership repaid $2,115,000 during the nine month period ending September 30, 1994. Funding for these installments was provided by cash generated from operations and advances from the General Partner. As a result of a commitment letter for a new credit facility discussed below obtained by the General Partner during the third quarter, the Partnership's current lenders agreed to waive the scheduled amortization payment of $1,057,500 due on September 30, 1994 until December 31, 1994. The balance outstanding at September 30, 1994 was $68,385,000. Scheduled payments due under the existing facility for the remainder of 1994 total $2,115,000. Interest on the outstanding principal balance is at the Partnership's option of the base rate plus 1/4 percent or a fixed rate defined as the CD rate plus 1-3/8 percent or the London Interbank offered Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of September 30, 1994 and 1993 were 6.10 percent and 4.97 percent, respectively. The General Partner is currently in the process of refinancing this loan facility with different commercial lending institutions, and the Partnership received a commitment letter for a new credit facility during the third quarter of calendar year 1994. Under the terms of the new credit facility, maximum amount available to the Partnership will be increased to $70,000,000 through March 31, 1995, at which time the maximum amount available will increase to $80,000,000, and the revolving credit period will be extended through December 31, 1996. At that time any outstanding principal balance will convert to a term loan payable in 24 consecutive quarterly installments beginning March 31, 1997. In addition, the Partnership is required to pay a commitment fee of 3/8 of one percent on the $70,000,000 commitment and 1/8 of one percent on the additional $10,000,000 commitment before April 1, 1995. The Partnership will pay a commitment fee of 3/8 of one percent on all available commitments after April 1, 1995. Additionally, a one-time loan facility fee of 5/8 of one percent, payable at closing of the new loan, totalling $500,000, will be amortized over the life of the loan.
This refinancing is expected to be completed during the fourth quarter of calendar year 1994.

         The General Partner has advanced funds to the Partnership to fund capital expenditures and may make additional advances in the future; however, it has no obligation to do so. Advances outstanding at September 30, 1994 totalled $10,921,298. Interest on such advances is calculated at the General Partner's weighted average cost of borrowing. Such advances are expected to be repaid over time from borrowings under the new credit facility. Since the amount of borrowings available under the new credit facility is limited by certain leverage covenants, it is anticipated that these advances will be repaid over time as the Partnership increases cash flow. Subject to Regulation and Legislation as discussed below and subject to the successful completion of its new credit facility, the Partnership will have sufficient sources of capital to meet its anticipated needs.

Regulation and Legislation

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

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC, adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no change in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effect of the two methods of rate regulation, the General Partner concluded that the Partnership should elect to file cost-of-service showings in the Barrington and South Suburban Illinois systems. The General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations.

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

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $222,800, or approximately 3 percent, from $7,562,227 for the three month period ended September 30, 1993 to $7,785,027 for the comparable 1994 period. Revenues of the Partnership increased $324,970, or approximately 1 percent, from $22,762,176 for the nine month period ended September 30, 1993 to $23,087,146 for the comparable 1994 period. Increases in advertising sales and premium service subscribers primarily accounted for the increases in revenues. Since September 30, 1993, the Partnership has added 3,700 premium subscribers, an increase of 6 percent. The increases in revenue would have been greater except for the decrease in revenue due to decreases despite the addition of approximately 6,300 basic subscribers since September 30, 1993 due to new basic rate regulation issued by the FCC in May 1993. Refer to Regulation and Legislation as discussed above. At September 30, 1993, the Partnership's systems had 66,150 basic subscribers compared to 72,476 basic subscribers at September 30, 1994, an increase of 10 percent. No other individual factor contributed significantly to the increases in revenues.

         Operating, general and administrative expense of the Partnership increased $476,954, or approximately 12 percent, from $3,930,935 for the three month period ended September 30, 1993 to $4,407,889 for the comparable 1994 period. Operating, general and administrative expense of the Partnership increased $1,043,080, or approximately 9 percent, from $12,017,103 for the nine month period ended September 30, 1993 to $13,060,183 for the comparable 1994 period. Operating, general and administrative expense represented 52 percent and 57 percent, respectively, of revenue for the three months ended September 30, 1993 and 1994, and 53 percent and 57 percent, respectively, of revenue for the nine month periods ended September 30, 1993 and 1994. Increases in programming fees accounted for approximately 65 percent and 61 percent, respectively, of the increases in expense for the three and nine month periods. Personnel related costs contributed approximately 24 percent and 31 percent to the increases in expense. No other individual factor contributed significantly to the increases in expense. Management fees and allocated overhead from the General Partner decreased $25,829, or approximately 3 percent, from $944,208 for the three month period ended September 30, 1993 to $918,379 for the comparable 1994 period. This decrease is due primarily to a change in the allocation method effective December 1, 1993. Management fees and allocated overhead from the General Partner increased $29,469, or approximately 1 percent, from $2,807,350 for the nine month period ended September 30, 1993 to $2,836,819 for the comparable 1994 period. The increase was due to the increase in revenues, upon which such fees and allocations are based, and increases in allocated expenses from the General Partner.

         Depreciation and amortization expense increased $109,521, or approximately 2 percent, from $5,532,464 for the three month period ended September 30, 1993 to $5,641,985 for the comparable 1994 period. Depreciation and amortization expense increased $370,043, or approximately 2 percent, from $16,549,555 for the nine month period ended September 30, 1993 to $16,919,598 for the comparable 1994 period. The increase is due to capital additions during 1993.

         Operating loss increased $337,846, or approximately 12 percent, from $2,845,380 for the three month period ended September 30, 1993 to $3,183,226 for the comparable 1994 period. Operating loss increased $1,117,622, or approximately 13 percent, from $8,611,832 for the nine month period ended September 30, 1993 to $9,729,454 for the comparable 1994 period. These increases were due to the increase in operating, general and administrative expense, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increases in revenues. Operating income before depreciation and amortization decreased $228,325, or approximately 8 percent, from $2,687,084 for the three month period ended September 30, 1993 to $2,458,759 for the comparable 1994 period. Operating income before depreciation and amortization decreased $747,579, or approximately 9 percent, from $7,937,723 for the nine month period ended September 30, 1993 to $7,190,144 for the comparable 1994 period. These decreases were due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increases in revenues. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, programming fees, reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense increased $202,443, or approximately 20 percent, from $1,021,898 for the three month period ended September 30, 1993 to $1,224,341 for the comparable 1994 period, due primarily to higher effective interest rates on interest bearing obligations. Interest expense decreased $19,906, or less than 1 percent, from $3,424,184 for the nine month period ended September 30, 1993 to $3,404,278 for the comparable 1994 period, due to lower outstanding balances on interest bearing obligations. Net loss increased $652,113, or approximately 17 percent, from $3,866,349 for the three month period ended September 30, 1993 to $4,518,462 for the comparable 1994 period. Net loss increased $1,359,005, or approximately 11 percent, from $12,060,951 for the nine month period ended September 30, 1993 to $13,419,956 for the comparable 1994 period. The increases for the three and nine month periods are due to the increases in operating loss and interest expense. These losses are expected to continue in the future.

                          Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

           27)  Financial Data Schedule

         b)  Reports on Form 8-K

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

                                             CABLE TV FUND 15-A
                                             BY:  JONES INTERCABLE, INC.
                                                  General Partner



                                             By:  /s/ Kevin P. Coyle
                                                  Kevin P. Coyle
                                                  Group Vice President/Finance
                                                  (Principal Financial Officer)



Dated:  November 10, 1994

                               INDEX TO EXHIBITS



Exhibit              Description                              Page
- - -------              -----------                              ----

27              Financial Data Schedule