Form 10-K405
CABLE TV FUND 15-A LTD
filed 1995-03-27
CIK 849976

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________ to ________

Commission file number:  0-17733

                            CABLE TV FUND 15-A, LTD.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                                       84-1091413
         --------                                                       ----------
State of Organization                                                   (IRS Employer
                                                                        Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                                (303) 792-3111
---------------------------------------------                                --------------
(Address of principal executive office and Zip Code         (Registrant's telephone no. including area code)

     Securities registered pursuant to Section 12(b) of the Act:     None
          Securities registered pursuant to Section 12(g) of the Act:
                         Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes     x                                               No
             ---                                                   ---

State the aggregate market value of the voting stock held by non-affiliates of
the registrant:        N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    x
                                      ---


                    DOCUMENTS INCORPORATED BY REFERENCE: None




(15776)

                                    PART I.

                               ITEM 1.  BUSINESS

         THE PARTNERSHIP. Cable TV Fund 15-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 15 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership owns the cable television systems serving the areas in and around the communities of Barrington, Elgin, South Elgin, Hawthorn Woods, Kildeer, Lake Zurich, Indian Creek, Vernon Hills and certain unincorporated areas of Kane and Lake counties, all in the State of Illinois (the "Barrington System") and the cable television systems serving the areas in and around the municipalities of Flossmoor, La Grange, La Grange Park, Riverside, Indian Head Park, Hazel Crest, Thornton, Lansing, Matteson, Richton Park, Crete, University Park, Olympia Fields, Western Springs and certain areas of Cook and Will Counties, all in the State of Illinois (the "South Suburban System"). See Item 2. The Barrington System and the South Suburban System may collectively hereinafter be referred to as the "Systems."

         CABLE TELEVISION SERVICES. The Systems offer to their subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites.
Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

         The Systems offer tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

         The Systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. In addition, advertising sales are becoming a significant source of revenues for the Systems. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Systems' rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Systems' monthly basic service rates ranged from $10.45 to $12.86, monthly basic and tier ("basic plus") service rates ranged from $20.90 to $23.58 and monthly premium services ranged from $3.95 to $10.95 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $42.45; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 59% of total revenues, premium service fees accounted for approximately 22% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 6% of total revenues and the remaining 10% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

         Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Systems' franchises require that franchise fees ranging from 3% to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Systems.)

         The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of the Partnership.

         COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

         MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with its cable television systems.

         DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems.

         Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"). MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities, and TVROs are satellite receiving antenna dishes that are used by "backyard users."

         There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The General Partner believes that there are not any current fully operational LMDS systems.

         Although the Systems have not yet encountered competition from a telephone company entering into the cable television business, the Systems could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming thorough separate subsidiaries. The General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the Systems could adversely impact the profitability of the Systems. If a telephone company were to become a direct competitor of the Partnership in an area served by a Partnership System, the Partnership could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Partnership. Depending on a number of factors, such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators and others, including affiliates of the General Partner, hold or have requested experimental licenses from the FCC to test PCS technology.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Systems currently face no direct competition from other cable television operators.

         COMPETITION FOR SUBSCRIBERS IN THE PARTNERSHIP'S SYSTEMS. Following is a summary of competition from DBS, MMDS, SMATV and TVRO operators in the Systems' franchise areas: There is one MMDS operator in the Chicago area that transmits from the Sears Tower in Chicago. This operator provides little competition to the Systems because most of the subscribers in the Systems' service areas reside outside the reach of the transmitter. There is no competition from SMATV operators. There is one TVRO operator in the Systems' service area providing minimal competition. Ameritech has announced plans to build a cable television system in the Naperville, Illinois area and to extend into several other communities within the next few years. The General Partner is uncertain at this time whether Ameritech's plans include any of the communities located in the Systems' service area.

         REGULATION AND LEGISLATION. The cable television industry is regulated through a combination of the Federal Communications Commission ("FCC"), some state governments, and most local governments. In addition, the Copyright Act of 1976 imposes copyright liability on all cable television systems. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         Cable Television Consumer Protection and Competition Act of 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs.

However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry--wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effects of the two methods of rate regulation, the Partnership elected to file cost-of-service showings in the Systems. The General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. At this time, the regulatory authorities have not approved the cost-of-service showings, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions until such final approval is received.

         Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will not be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

         Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, a provision of a Federal court antitrust consent decree also prohibited the regional Bell operating companies ("RBOCs") from engaging in cable television operations. This prohibition was recently removed when the court retaining jurisdiction over the consent decree ruled that the RBOCs could provide information services over their facilities. This decision permits the RBOCs to acquire or construct cable television systems outside of their own service areas.

         The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these two decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

         The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

         On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional.
The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

         A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecomunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.

                              ITEM 2.  PROPERTIES

         The cable television systems owned by the Partnership at December 31, 1994 are described below:

                                SYSTEM                   ACQUISITION DATE
                                ------                   ----------------
                 Barrington                               December 1989
                 South Suburban                           September 1990

         The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and
(iii) the range of franchise expiration dates for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in 1993 in some cases as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Systems operated approximately 1,400 miles of cable plant, passing approximately 158,000 homes, representing an approximate 60% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                                  At December 31,
                                                                                  ---------------
         BARRINGTON, ILLINOIS                                      1994                 1993                 1992
                                                                   ----                 ----                 ----
         Monthly basic service rate                               $23.58               $23.58               $21.95
         Basic subscribers                                        41,330               37,836               35,816
         Pay units                                                36,333               38,425               34,255

Franchise expiration dates range from June 1995 to November 2006. Any franchises expiring in 1995 are in the renewal process.

                                                                                   At December 31,
                                                                                   ---------------
         SOUTH SUBURBAN, ILLINOIS                                  1994                 1993                 1992
                                                                   ----                 ----                 ----
         Monthly basic service rate                                $20.90              $20.96                $21.95
         Basic subscribers                                         32,711              29,573                28,287
         Pay units                                                 31,082              29,292                29,927

Franchise expiration dates range from August 1996 to December 2004.


PROGRAMMING SERVICES

         Programming services provided by the Systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Partnership's Systems also provide a selection, which varies by system, of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).


                           ITEM 3.  LEGAL PROCEEDINGS

         None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 12,418.

Item 6. Selected Financial Data



                                                                            For Year Ended December 31,
                                             ------------------------------------------------------------------------------------
                                                  1994             1993              1992                1991           1990(a)
                                             ------------      ------------      ------------       ------------     ------------
Revenues                                     $ 31,086,361      $ 30,139,742      $ 27,478,157       $ 24,202,335     $ 13,277,651
Depreciation and Amortization                  22,409,936        21,921,234        20,970,611         19,155,463       12,865,342
Operating Loss                                (12,760,453)      (11,405,328)      (11,660,432)       (10,560,650)      (8,970,414)
Net Loss                                      (17,968,299)      (16,147,302)      (18,244,077)       (16,952,402)     (12,480,998)
Net Loss per Limited
  Partnership Unit                                 (83.45)           (74.99)           (84.73)            (78.73)          (83.72)
Weighted average number of Limited
  Partnership Units outstanding                   213,174           213,174           213,174            213,174          147,585
General Partner's Deficit                        (820,009)         (640,326)         (478,853)          (296,412)        (126,888)
Limited Partners' Capital                      10,682,587        28,471,203        44,457,032         62,518,668       79,301,546
Total Assets                                   92,800,087       108,708,332       124,778,551        138,035,736      147,630,093
Debt                                           70,287,693        70,694,251        70,674,319         71,447,117       65,158,327
General Partner Advances                       10,952,538         8,630,540         7,609,685            392,325        2,136,754

(a)  Fund 15-A acquired the South Suburban System in September 1990.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               CABLE TV FUND 15-A

Results of Operations


1994 Compared to 1993-

         Revenues of Cable TV Fund 15-A, Ltd. (the "Partnership") increased $946,619, or approximately 3 percent, from $30,139,742 in 1993 to $31,086,361 in 1994. Increases in advertising sales and basic subscribers primarily accounted for the increase in revenues. At December 31, 1993, the Partnership's systems had 66,575 basic subscribers compared to 74,041 basic subscribers at December 31, 1994, an increase of 11 percent. The increase in revenues would have been greater except for the decrease in basic rates due to basic rate regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1993. No other individual factor contributed significantly to the increase in revenues.

         Operating, general and administrative expense of the Partnership increased $1,689,311, or approximately 11 percent, from $15,842,152 in 1993 to $17,531,463 in 1994. Operating, general and administrative expense represented approximately 53 percent of revenue in 1993 compared to approximately 56 percent in 1994. Increases in programming fees and personnel related costs, due in part to the increase in the subscriber base, were primarily responsible for the increase. No other individual factor contributed significantly to the increase in expense. Management fees and allocated overhead from the General Partner increased $123,731, or approximately 3 percent, from $3,781,684 in 1993 to $3,905,415 in 1994. The increase was due to the increase in revenues, upon which such fees and allocations are based, and increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs, a portion of which is allocated to the Partnership. Depreciation and amortization expense increased $488,702, or approximately 2 percent, from $21,921,234 in 1993 to $22,409,936 in 1994 due to capital additions during 1993.

         Operating loss increased $1,355,125, or approximately 12 percent, from $11,405,328 in 1993 to $12,760,453 in 1994. The increase was due to the increases in operating, general and administrative expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization decreased $866,423, or approximately 8 percent, from $10,515,906 in 1993 to $9,649,483 in 1994, due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increase in revenues. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees, to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

         Interest expense increased $486,409, or approximately 11 percent, from $4,466,901 in 1993 to $4,953,310 in 1994, due to higher effective interest rates on interest bearing obligations. Net loss increased $1,820,997, or approximately 11 percent, from $16,147,302 in 1993 to $17,968,299 in 1994.
Such losses were the result of the factors discussed above and are expected to continue in the future.

1993 Compared to 1992 -

         Revenues of the Partnership increased $2,661,585, or approximately 10 percent, from $27,478,157 in 1992 to $30,139,742 in 1993. The addition of
2,472 basic subscribers in 1993 accounted for approximately 44 percent of the increase in revenues. At December 31, 1992, the Partnership's systems had 64,103 basic subscribers compared to 66,575 basic subscribers at December 31, 1993. Basic service rate adjustments implemented by the Partnership accounted for approximately 29 percent of the increase in revenues. The increase in revenues would have been greater except for the reduction in basic rates due to basic rate regulation issued by the FCC in April 1993 with which the Partnership complied effective September 1993. No other individual factor contributed significantly to the increase in revenues.

         Operating, general and administrative expense of the Partnership increased $1,065,552, or approximately 7 percent, from $14,776,600 in 1992 to $15,842,152 in 1993. Operating, general and administrative expense represented approximately 54 percent of revenue in 1992 compared to approximately 53 percent in 1993. Increases in programming fees, due in part to the increase in the subscriber base, were primarily responsible for the increase. Advertising expense accounted for approximately 13 percent of the increase in operating, general and administrative expenses. No other individual factor contributed significantly to the increase. Management fees and allocated overhead from the General Partner increased $390,306, or approximately 12 percent, from $3,391,378 in 1992 to $3,781,684 in 1993. The increase was due to the increase in revenue, upon which such fees and allocations are based, and an increase in allocated expenses from the General Partner. Depreciation and amortization expense increased $950,623, or approximately 5 percent, from $20,970,611 in 1992 to $21,921,234 in 1993 due to significant capital additions during 1993.

         Operating loss decreased $255,104, or approximately 2 percent, from $11,660,432 in 1992 to $11,405,328 in 1993. The decrease was due to the fact that revenue growth exceeded the increases in operating, general and administrative expense, management fees and allocated overhead from the General Partner and depreciation and amortization expense. Operating income before depreciation and amortization increased $1,205,727, or approximately 13 percent, from $9,310,179 in 1992 to $10,515,906 in 1993. The increase was due to the increase in revenues exceeding the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner.

         Interest expense decreased $1,904,667, or approximately 30 percent, from $6,371,568 in 1992 to $4,466,901 in 1993. The decrease was due to the expiration of certain rate swap agreements and to lower effective interest rates on interest bearing obligations. Other expense increased $61,769 from $216,225 in 1992 to $277,994 in 1993 due primarily to the allocated depreciation from related entities that provide advertising sales, warehouse and converter repair services to the Partnership. Net loss decreased $2,096,775, or approximately 11 percent, from $18,244,077 in 1992 to $16,147,302 in 1993. Such losses were the result of the factors discussed above.

         Financial Condition

         Capital expenditures totalled approximately $6,188,500 during 1994. Approximately 34 percent of these expenditures related to service drops to subscribers' homes, and approximately 21 percent related to plant extensions in the

Barrington System and South Suburban System. Approximately 10 percent related to the rebuild of cable plant. The remainder of the capital expenditures was used for various system enhancements. Funding for these expenditures was provided from cash generated from operations and advances from the General Partner.

         Anticipated capital expenditures for 1995 for the Partnership are approximately $4,802,000. Approximately 40 percent of the total expenditures will be used for construction of service drops to subscribers' homes. Approximately 20 percent of the total expenditures will be used for plant
extensions in the Partnership's systems.    Remaining expenditures will be used
for various enhancements in the Partnership's systems. The actual level of capital expenditures will depend, in part, upon the Partnership's liquidity position. Funding for these expenditures is expected to come from cash generated from operations, borrowings under the Partnership's new revolving credit facility and, in its discretion, advances from the General Partner.

         During September 1990, the Partnership entered into a revolving credit and term loan facility with commercial lending institutions that provided for a loan of up to $72,000,000. The revolving credit period expired December 31, 1993, at which time the then-outstanding principal balance of $70,500,000 converted to a term loan payable in 24 quarterly installments beginning March 31, 1994. The Partnership made installment payments on that loan in 1994 and then repaid the $68,385,000 balance of the loan on November 21, 1994, at which time the Partnership borrowed $70,000,000 under a new revolving credit facility. At December 31, 1994, $70,000,000 was outstanding under the new revolving credit facility. Under the terms of the new revolving credit facility, interest on the outstanding principal balance is at the Partnership's option of the base rate plus 1/2 percent or a fixed rate defined as the CD rate plus 1-5/8 percent or the London Interbank Offered Rate plus 1-1/2 percent. Under terms of the new revolving credit facility, the maximum amount available to the Partnership is $70,000,000 through March 31, 1995, at which time the maximum amount available will increase to $80,000,000. At December 31, 1996, the revolving credit facility converts to a term loan, at which time the then-outstanding principal balance will convert to a term loan payable in 24 consecutive quarterly installments beginning March 31, 1997. Prior to April 1, 1995, the Partnership will pay a commitment fee of 3/8 of one percent on any unused portion of the $70,000,000 commitment and 1/8 of one percent on the additional $10,000,000. After April 1, 1995, the Partnership will pay an additional commitment fee of 3/8 of one percent on any unused portion of the $80,000,000 commitment. A one-time loan facility fee of $500,000 was paid at closing of the new loan in November 1994. This amount will be amortized over the life of the loan.

         The General Partner has advanced funds to the Partnership to fund capital expenditures and may make additional advances in the future; however, it has no obligation to do so. Advances outstanding at December 31, 1994 totalled $10,952,538. Interest on such advances is calculated at the General Partner's weighted average cost of borrowing. Such advances are expected to be repaid over time with borrowings under the new credit facility. Since the amount of borrowings available under the new credit facility is limited by certain leverage covenants, it is anticipated that these advances will be repaid over time as the Partnership increases cash flow.

         The Partnership's capital may become a deficit in 1995, which is principally the result of depreciation and amortization charges being greater than equity invested. These deficits are expected to be recovered upon liquidation of the Partnership.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates.

         The Partnership has filed cost-of-service showings for the Barrington System and the South Suburban System and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from franchising authorities, however, and there can be no assurance that the Partnership s cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received. See
Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

Item 8.  Financial Statements


                               CABLE TV FUND 15-A

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

                                     INDEX



                                                                   Page
                                                                   ----
                                                                   15-A
                                                                   ----
Report of Independent Public Accountants                            14

Balance Sheets                                                      16

Statements of Operations                                            15

Statements of Partners' Capital (Deficit)                           18

Statements of Cash Flows                                            19

Notes to Financial Statements                                       20


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 15-A:

         We have audited the accompanying balance sheets of CABLE TV FUND 15-A (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 15-A as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1995.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                         December 31,
                                                                           --------------------------------------
                        ASSETS                                                  1994                    1993
                        ------                                             --------------          --------------
CASH                                                                       $       26,010          $      166,914

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $110,979 and $97,030
  at December 31, 1994 and 1993, respectively                                     618,743                 454,358

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       68,491,779              62,303,243
  Less- accumulated depreciation                                              (25,879,360)            (18,860,815)
                                                                           --------------          --------------

                                                                               42,612,419              43,442,428

  Franchise costs, net of accumulated amortization
    of $61,022,656 and $47,985,907 at December 31, 1994
    and 1993, respectively                                                     34,474,730              47,511,479
  Subscriber lists, net of accumulated amortization
    of $9,332,644 and $7,274,854 at December 31, 1994
    and 1993, respectively                                                      3,944,018               6,001,808
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $1,305,270 and
    $1,029,434 at December 31, 1994 and 1993,
    respectively                                                                9,733,654              10,009,490
                                                                           --------------          --------------

             Total investment in cable
               television properties                                           90,764,821             106,965,205

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 1,390,513               1,121,855
                                                                           --------------          --------------

             Total assets                                                  $   92,800,087          $  108,708,332
                                                                           ==============          ==============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                                 BALANCE SHEETS




                                                                               December 31,
               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)       -------------------------------------
                                                                      1994                    1993
                                                                 -------------            ------------
LIABILITIES:
  Debt                                                           $ 70,287,693             $ 70,694,251
  Accounts payable -
    Trade                                                             149,934                   25,565
    General Partner                                                10,952,538                8,630,540
  Accrued liabilities                                               1,399,978                1,299,136
  Subscriber prepayments                                              147,366                  227,963
                                                                 ------------             ------------

         Total liabilities                                         82,937,509               80,877,455
                                                                 ------------             ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                1,000                     1,000
    Accumulated deficit                                             (821,009)                 (641,326)
                                                                 ------------             ------------

                                                                    (820,009)                 (640,326)
                                                                 ------------             ------------

  Limited Partners-
    Net contributed capital
      (213,174 units outstanding at
      December 31, 1994 and 1993)                                 90,575,991                90,575,991
    Accumulated deficit                                          (79,893,404)              (62,104,788)
                                                                 ------------             ------------

                                                                  10,682,587                28,471,203
                                                                 ------------             ------------

         Total liabilities and
           partners' capital (deficit)                           $ 92,800,087             $108,708,332
                                                                 ============             ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                     For Year Ended December 31,
                                                     -------------------------------------------------------
                                                           1994                 1993               1992
                                                     ---------------      ---------------    ---------------
REVENUES                                                $ 31,086,361         $ 30,139,742       $ 27,478,157

COSTS AND EXPENSES:
  Operating, general and
    administrative                                        17,531,463           15,842,152         14,776,600
  Management fees and allocated
    overhead from General Partner                          3,905,415            3,781,684          3,391,378
  Depreciation and amortization                           22,409,936           21,921,234         20,970,611
                                                     ---------------      ---------------    ---------------

OPERATING LOSS                                           (12,760,453)         (11,405,328)       (11,660,432)
                                                     ---------------      ---------------    ---------------

OTHER INCOME (EXPENSE):
  Interest expense                                        (4,953,310)          (4,466,901)        (6,371,568)
  Other, net                                                (254,536)            (275,073)          (212,077)
                                                     ---------------      ---------------    ---------------

         Total other income
           (expense)                                      (5,207,846)          (4,741,974)        (6,583,645)
                                                     ---------------      ---------------    ---------------

NET LOSS                                             $   (17,968,299)     $   (16,147,302)   $   (18,244,077)
                                                     ===============      ===============    ===============

ALLOCATION OF NET LOSS:
  General Partner                                    $      (179,683)     $      (161,473)   $      (182,441)
                                                     ===============      ===============    ===============

  Limited Partners                                   $   (17,788,616)     $   (15,985,829)   $   (18,061,636)
                                                     ===============      ===============    ===============

NET LOSS PER LIMITED  PARTNERSHIP UNIT               $        (83.45)     $        (74.99)   $        (84.73)
                                                     ===============      ===============    ===============


WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                              213,174              213,174            213,174
                                                     ===============      ===============    ===============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                    For Year Ended December 31,
                                                       -----------------------------------------------------
                                                            1994                 1993               1992
                                                       -------------        -------------      -------------
GENERAL PARTNER:
  Balance, beginning of year                           $    (640,326)       $    (478,853)     $    (296,412)
  Net loss for year                                         (179,683)            (161,473)          (182,441)
                                                       -------------        -------------      -------------

  Balance, end of year                                 $    (820,009)       $    (640,326)     $    (478,853)
                                                       =============        =============      =============

LIMITED PARTNERS:
  Balance, beginning of year                           $  28,471,203        $  44,457,032      $  62,518,668
  Net loss for year                                      (17,788,616)         (15,985,829)       (18,061,636)
                                                       -------------        -------------      -------------

  Balance, end of year                                 $  10,682,587        $  28,471,203      $  44,457,032
                                                       =============        =============      =============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                       For Year Ended December 31,
                                                       -----------------------------------------------------
                                                            1994                 1993               1992
                                                       -------------         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(17,968,299)        $(16,147,302)      $(18,244,077)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
    Depreciation and amortization                         22,409,936           21,921,234         20,970,611
    Amortization of interest rate protection contract         -                    -                  57,294
    Decrease (increase) in trade receivables                (164,385)              37,204            (52,116)
    Decrease (increase) in deposits, prepaid expenses
      and deferred charges                                  (289,674)             224,641            174,186
    Increase (decrease) in trade accounts
      payable, accrued liabilities and
      subscriber prepayments                                 144,614             (963,704)        (1,457,670)
                                                       -------------         ------------       ------------

         Net cash provided by operating activities         4,132,192            5,072,073          1,448,228
                                                       -------------         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                        (6,188,536)          (6,124,076)        (7,843,261)
                                                       -------------         ------------       ------------

         Net cash used in investing activities            (6,188,536)          (6,124,076)        (7,843,261)
                                                       -------------         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                  70,224,678              158,652            649,039
Repayment of debt                                        (70,631,236)            (138,720)        (1,421,837)
Increase in advances from
  General Partner                                          2,321,998            1,020,855          7,217,360
                                                       -------------         ------------       ------------

         Net cash provided by financing activities         1,915,440            1,040,787          6,444,562
                                                       -------------         ------------       ------------

Increase (decrease) in cash                                 (140,904)             (11,216)            49,529

Cash, beginning of year                                      166,914              178,130            128,601
                                                       -------------         ------------       ------------

Cash, end of year                                      $      26,010         $    166,914       $    178,130
                                                       =============         ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                        $   4,880,346         $  5,142,792       $  6,411,029
                                                       =============         ============       ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 15-A
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

                 Cable TV Fund 15-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on February 9, 1989, under a public program sponsored by Jones Intercable, Inc. ("Intercable"). The Partnership was formed to acquire, construct, develop and operate cable television systems. Intercable, a publicly held Colorado corporation, is the "General Partner" and manager of the Partnership. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is the general partner and, also, for affiliated entities.

         Contributed Capital, Commissions and Syndication Costs

                 The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contribution to partnership capital.


                 Intercable purchased its interest in the Partnership by contributing $1,000 to partnership capital.

                 All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to Intercable, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership Agreement, and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

         Partnership Acquisitions

                 The Partnership owns the cable television systems serving the communities of Barrington, Elgin, South Elgin, Hawthorn Woods, Kildeer, Lake Zurich, Indian Creek, Vernon Hills and certain unincorporated areas of Kane and Lake counties, all in the State of Illinois (the "Barrington System") and the cable television systems serving the communities of Flossmoor, LaGrange, LaGrange Park, Riverside, Indianhead Park, Hazel Crest, Thornton, Lansing, Matteson, Richton Park, University Park, Crete, Olympia Fields and Western Springs, all in the State of Illinois (the "South Suburban System").

                 The Partnership allocated the total contract purchase price of the cable television systems acquired as follows: first, to the fair value of net tangible assets acquired; second, to the value of subscriber lists; third, to franchise costs; and fourth, to costs in excess of interests in net assets purchased. System acquisition costs were allocated to intangible assets based upon the relative value of these assets at acquisition.

 (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

                 The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         Property, Plant and Equipmen

                 Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:


                 Cable distribution systems                 5 - 15 years
                 Equipment and tools                        3 -  5 years
                 Office furniture and equipment                  5 years
                 Buildings                                 10 - 20 years
                 Vehicles                                        3 years


                 Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

                 Costs assigned to franchises and subscriber lists are being amortized using the straight-line method over the following remaining estimated useful lives:

                 Franchise costs                                                 1 -  6 years
                 Subscriber lists                                                1 -  6 years
                 Costs in excess of interests in net assets purchased                36 years

         Revenue Recognition

                 Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursement

                 Intercable manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Partnership for the years ended December 31, 1994, 1993 and 1992 were $1,554,318, $1,506,987 and $1,373,908, respectively.

                 Any Partnership distributions made from cash flows (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to Intercable. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal the amount initially contributed to the Partnership capital by the limited partners and Intercable; second, to the limited partners which, together with all prior distributions, will equal a 6% per annum cumulative and noncompounded return on the capital contributions of the limited partners; the balance, 75 percent to the limited partners and 25 percent to Intercable.

                 The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses include salaries and benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which Intercable believes provides a more accurate method of allocation. Systems owned by Intercable and all other systems owned by partnerships for which Jones Intercable, Inc. is general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Partnership by Intercable for the years ended December 31, 1994, 1993 and 1992 were $2,351,097, $2,274,697 and $2,017,470, respectively.

                 The Partnership was charged interest during 1994 at an average interest rate of 10 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged the Partnership by Intercable for the years ended December 31, 1994, 1993 and 1992 was $898,722, $897,332 and $610,876, respectively.

         Payments to/from Affiliates for Programming Services

                 The Partnership receives programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, affiliates of Intercable. Payments to Superaudio totalled $11,268, $11,013 and $22,855 in 1994, 1993 and 1992, respectively. Payments to The Mind Extension University totalled $38,866, $24,193 and $10,434 in 1994, 1993 and 1992, respectively. Payments to Jones Computer Network, which initiated service in 1994, totalled $13,084 in 1994. The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership totalling $1,472 in 1994.

(4)      PROPERTY, PLANT AND EQUIPMENT

                 Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                                     December 31,
                                                            -----------------------------
                                                                1994             1993
                                                            ------------     ------------
         Cable distribution systems                         $ 64,190,774     $ 58,485,704
         Equipment and tools                                   2,164,664        2,027,927
         Office furniture and equipment                          522,263          432,211
         Buildings                                               630,231          627,978
         Vehicles                                                805,847          551,423
         Land                                                    178,000          178,000
                                                            ------------     ------------

                                                            $ 68,491,779     $ 62,303,243

            Less:  accumulated depreciation                 $(25,879,360)    $(18,860,815)
                                                            ------------     ------------

                                                            $ 42,612,419     $ 43,442,428
                                                            ============     ============



 (5)     DEBT

                 Debt consists of the following:                     December 31,
                                                             -----------------------------
                                                                1994              1993
                                                             -----------       -----------
         Lending institutions-
           Revolving credit and term loan                    $70,000,000      $70,500,000

         Capital lease obligations                               287,693           194,251
                                                             -----------       -----------

                                                             $70,287,693       $70,694,251
                                                             ===========       ===========

                 During September 1990, the Partnership entered into a revolving credit and term loan facility with commercial lending institutions that provided for a loan of up to $72,000,000. The revolving credit period expired December 31, 1993, at which time the then-outstanding principal balance of $70,500,000 converted to a term loan payable in 24 quarterly installments beginning March 31, 1994. The Partnership made installment payments on that loan in 1994 and then repaid the $68,385,000 balance of the loan on November 21, 1994, at which time the Partnership borrowed $70,000,000 under a new revolving credit facility. At December 31, 1994, $70,000,000 was outstanding under the new revolving credit facility. Under the terms of the new revolving credit facility, interest on the outstanding principal balance is at the Partnership's option of the base rate plus 1/2 percent or a fixed rate defined as the CD rate plus 1-5/8 percent or the London Interbank Offered Rate plus 1-1/2 percent. Under terms of the new revolving credit facility, the maximum amount available to the Partnership is $70,000,000 through March 31, 1995, at which time the maximum amount available will increase to $80,000,000. At December 31, 1996, the revolving credit facility converts to a term loan, at which time the then-outstanding principal balance will convert to a term loan payable in 24 consecutive quarterly installments beginning March 31, 1997. Prior to April 1, 1995, the Partnership will pay a commitment fee of 3/8 of one percent on any unused portion of the $70,000,000 commitment and 1/8 of one percent on the additional $10,000,000. After April 1, 1995, the Partnership will pay an additional commitment fee of 3/8 of one percent on any unused portion of the $80,000,000 commitment. A one-time loan facility fee of $500,000 was paid at closing of the new loan in November 1994. This amount will be amortized over the life of the loan.

                 Installments due on debt principal for each of the five years in the period ending December 31, 1999 and thereafter, respectively, are:
$86,308, $86,308, $5,336,308, $7,028,769, $8,750,000 and $49,000,000.  At
December 31, 1994, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.


(6)      INCOME TAXES

                 Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by Intercable.

                 The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

                 Taxable income (loss) reported to the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income (loss) and the net income (loss) reported in the statements of operations.


(7)      COMMITMENTS AND CONTINGENCIES

                 On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the Federal Communications Commission (the "FCC") adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Partnership has filed cost-of-service showings for the Barrington System and the South Suburban System and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

                 Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totalled $125,648, $130,712 and $122,468, respectively, for the years ended December 31, 1994, 1993 and 1992. Minimum commitments under operating leases for each of the five years in the period ending December 31, 1999 and thereafter are as follows:

                 1995                     $  60,338
                 1996                        52,356
                 1997                        36,229
                 1998                        21,774
                 1999                        11,873
                 Thereafter                  18,000
                                          ---------

                                          $ 200,570
                                          ---------

(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                 Supplementary profit and loss information is presented below:

                                                           Year Ended December 31,
                                         -------------------------------------------------------
                                              1994                 1993                1992
                                         --------------       --------------      --------------
Maintenance and repairs                   $     190,432       $     200,391        $     155,005
                                          =============       =============        =============
Taxes, other than income and
   payroll taxes                          $      96,020       $     106,332        $      91,248
                                          =============       =============        =============

Advertising                               $     700,024       $     747,069        $     695,582
                                          =============       =============        =============

Depreciation of property,
   plant and equipment                    $   7,039,561       $   6,550,859        $   5,600,236
                                          =============       =============        =============

Amortization of intangible assets         $  15,370,375       $  15,370,375        $  15,370,375
                                          =============       =============        =============

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below.

                               Name                    Age                 Positions with the General Partner
                               ----                    ---                 ----------------------------------
                 Glenn R. Jones                        65        Chairman of the Board and Chief Executive Officer
                 Derek H. Burney                       55        Vice Chairman of the Board
                 James B. O'Brien                      45        President, Chief Operating Officer and Director
                 Ruth E. Warren                        45        Group Vice President/Operations
                 Kevin P. Coyle                        43        Group Vice President/Finance
                 Christopher J. Bowick                 40        Group Vice President/Technology
                 Timothy J. Burke                      44        Group Vice President/Taxation/Administration
                 Raymond L. Vigil                      48        Group Vice President/Human Resources and Director
                 Cynthia A. Winning                    43        Group Vice President/Marketing
                 Elizabeth M. Steele                   43        Vice President/General Counsel/Secretary
                 Larry W. Kaschinske                   35        Controller
                 James J. Krejci                       53        Director
                 Christine Jones Marocco               39        Director
                 Daniel E. Somers                      47        Director
                 Robert S. Zinn                        58        Director
                 David K. Zonker                       41        Director

         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

         Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors in January 1995. He is also a member of the Executive Committee of the Board of Directors. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc. and Jones Global Management, Inc., all affiliates of the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

         Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice
President/Operations of the General Partner in September 1990.

         Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

         Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Previous to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989.

         Mr. Timothy J. Burke joined the General Partner in August 1982 as corporate tax manager, was elected Vice President/Taxation in November 1986 and Group Vice President/Taxation/Administration in October 1990.

         Mr. Raymond L. Vigil joined the General Partner in June 1993 as Group Vice President/Human Resources. Previous to joining the General Partner, Mr. Vigil served as Executive Director of Learning with USWest. Prior to USWest, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

         Ms. Cynthia A. Winning joined the General Partner as Group Vice President/Marketing in December 1994. Previous to joining the General Partner, Ms. Winning served since 1994 as the President of PRS Inc., Denver, Colorado, a sports and event marketing company. From 1979 to 1981 and from 1986 to 1994, Ms. Winning served as the Vice President and Director of Marketing for Citicorp Retail Services, Inc., a provider of private-label credit cards for ten national retail department store chains. From 1981 to 1986, Ms. Winning was the Director of Marketing Services for Daniels & Associates cable television operations, as well as the Western Division Marketing Director for Capital Cities Cable. Ms. Winning also serves as a board Member of Cities in Schools, a dropout intervention/prevention program.

         Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and a Group Vice President of the General Partner. Prior to May 1994, he also served as Group Vice President of Jones Futurex, Inc., an affiliate of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, which is engaged in the provision of telecommunications services. Mr. Krejci has been a Director of the General Partner since August 1987.

         Ms. Christine Jones Marocco was appointed a Director of the General Partner in December 1994. She is the daughter of Glenn R. Jones. Ms. Marocco is also a director of Jones International, Ltd.

         Mr. Daniel E. Somers was appointed a Director of the General Partner in December 1994 and also serves on the General Partner's Audit Committee.
From January 1992 to January 1995, Mr. Somers worked as Senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Robert S. Zinn was appointed a Director of the General Partner in December 1994. Mr. Zinn joined the General Partner in January 1991 and is a member of its Legal Department. He is also Vice President/Legal Affairs of Jones International, Ltd. Prior to joining the General Partner, Mr. Zinn was in private law practice in Denver, Colorado for over 25 years.

         Mr. David K. Zonker was appointed a Director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd., a subsidiary of Jones International, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. From October 1980 until joining Jones International Securities, Ltd. in January 1984, Mr. Zonker was employed by the General Partner. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner, including Jones International Securities, Ltd. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is a past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments. He is a member of the Board of Trustees of Graceland College, Lamoni, Iowa; the International Association of Financial Planners and the American and Colorado Institutes of Certified Public Accountants.


                        ITEM 11.  EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the cable television systems owned by the Partnership. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         The General Partner charges the Partnership a management fee, and the Partnership reimburses the General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the partnership managed. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed for the Partnership. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

         The General Partner also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the General Partner's weighted average cost of borrowing.

         The Systems receive stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1994, the Partnership received revenues from PIN of $1,472.

         The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                                 At December 31,
                                                              --------------------------------------------------------

         Cable TV Fund 15-A                                        1994                 1993                 1992
         ------------------                                        ----                 ----                 ----
         Management fees                                      $  1,554,318         $   1,506,987        $   1,373,908
         Allocation of expenses                                  2,351,096             2,274,697            2,017,470
         Interest on advances paid to the General Partner          898,722               897,332              610,876
         Amount of advances outstanding                         10,952,538             8,630,540            7,609,685
         Highest amount of advances outstanding                 10,952,538             9,091,909            7,609,685
         Programming fees:
                 Superaudio                                         11,268                11,013               22,855
                 Mind Extension University                          38,866                24,193               10,434
                 Jones Computer Network                             13,084                   -0-                  -0-

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.              See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

3.                   The following exhibits are filed herewith.

     4.1             Limited Partnership Agreement for Cable TV Fund 15-A, Ltd.  (1)

     10.1.1          Copy of franchise and related documents granting a community antenna television system franchise for the Village of Barrington, Illinois.  (1)

     10.1.2          Copy of franchise and related documents granting a community antenna television system franchise for Cook County, Illinois.  (2)

     10.1.3          Copy of franchise and related documents granting a community antenna television system franchise for the Village of Crete, Illinois.  (3)

     10.1.4          Copy of franchise and related documents granting a community antenna television system franchise for the Village of Deer Park, Illinois.  (1)

     10.1.5          Copy of franchise and related documents granting a community antenna television system franchise for the City of Elgin, Illinois.  (1)

     10.1.6          Copy of franchise and related documents granting a community antenna television system franchise for the Village of Flossmoor, Illinois.  (3)

     10.1.7          Copy of franchise and related documents granting a community antenna television system franchise for the Village of Hawthorn Woods, Illinois.  (1)

     10.1.8          Copy of franchise and related documents granting a community antenna television system franchise for the Village of Hazel Crest, Illinois.  (3)

     10.1.9          Copy of franchise and related documents granting a community antenna television system franchise for Hoffman Estates, Illinois.  (2)

     10.1.10         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Indian Creek, Illinois.  (1)

     10.1.11         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Indian Head Park, Illinois.  (3)

     10.1.12         Copy of franchise and related documents granting a community antenna television system franchise for the County of Kane, Illinois.  (2)

     10.1.13         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Kildeer, Illinois.  (1)

     10.1.14         Copy of franchise and related documents granting a community antenna television system franchise for the Village of La Grange, Illinois.  (3)

10.1.15         Copy of franchise and related documents granting a community antenna television system franchise for the Village of La Grange Park, Illinois.  (3)

10.1.16         Copy of franchise and related documents granting a community antenna television system franchise for the County of Lake, Illinois.  (1)

10.1.17         Copy of amendment to franchise agreement dated May 15, 1991.  (3)

10.1.18         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Lake Barrington, Illinois.  (4)

10.1.19         Copy of Resolution 92-R-20 dated 9/8/92.  (2)

10.1.20         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Lake Zurich, Illinois.  (4)

10.1.21         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Lansing, Illinois.  (3)

10.1.22         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Long Grove, Illinois.  (2)

10.1.23         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Matteson, Illinois.  (3)

10.1.24         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Olympia Fields, Illinois.  (3)

10.1.25         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Riverside, Illinois.  (3)

10.1.26         Copy of franchise and related documents granting a community antenna television system franchise for the Village of South Elgin, Illinois.  (1)

10.1.27         Copy of franchise and related documents granting a community antenna television system franchise for Thornton, Illinois.  (3)

10.1.28         Copy of franchise and related documents granting a community antenna television system franchise for the Village of University Park, Illinois.  (3)

10.1.29         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Vernon Hills, Illinois.  (1)

10.1.30         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Western Springs, Illinois.  (3)

10.2.1          Credit Agreement dated as of November 21, 1994 among Cable TV Fund 15-A, Ltd. and
                Shawmut Bank Connecticut, N.A., as agent for various lenders.

27              Financial Data Schedule

----------

(1)                  Incorporated by reference from Registrant's
                     Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)                  Incorporated by reference from Registrant's
                     Report on Form 10-K for the fiscal year ended December 31, 1992.

(3) Incorporated by reference from the Annual Report on Form 10-K of Jones Intercable, Inc.
                     (Commission File No. 1-9953) for fiscal year ended 5/31/90.

(4)                  Incorporated by reference from Registrant's
                     Report on Form 10-K for the fiscal year ended December 31, 1990.

(b)                  Reports on Form 8-K

                     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CABLE TV FUND 15-A, LTD.
                                    a Colorado limited partnership
                                    By:      Jones Intercable, Inc.


                                    By:      /s/ Glenn R. Jones
                                             -------------------------------
                                             Glenn R. Jones
                                             Chairman of the Board and Chief
Dated:       March 23, 1995                  Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                       By:      /s/ Glenn R. Jones
                                                                --------------------------------------
                                                                Glenn R. Jones
                                                                Chairman of the Board and Chief
                                                                Executive Officer
Dated:       March 23, 1995                                     (Principal Executive Officer)


                                                       By:      /s/ Kevin P. Coyle
                                                                --------------------------------------
                                                                Kevin P. Coyle
                                                                Group Vice President/Finance
Dated:       March 23, 1995                                     (Principal Financial Officer)


                                                       By:      /s/ Larry Kaschinske
                                                                --------------------------------------
                                                                Larry Kaschinske
                                                                Controller
Dated:       March 23, 1995                                     (Principal Accounting Officer)


                                                       By:      /s/ James B. O'Brien
                                                                --------------------------------------
                                                                James B. O'Brien
Dated:       March 23, 1995                                     President and Director


                                                       By:      /s/ Raymond L. Vigil
                                                                --------------------------------------
                                                                Raymond L. Vigil
Dated:       March 23, 1995                                     Group Vice President and Director


                                                       By:      /s/ Robert S. Zinn
                                                                --------------------------------------
                                                                Robert S. Zinn
Dated:       March 23, 1995                                     Director

                                                       By:      /s/ David K. Zonker
                                                                --------------------------------------
                                                                David K. Zonker
Dated:       March 23, 1995                                     Director


                                                       By:
                                                                --------------------------------------
                                                                Derek H. Burney
Dated:                                                          Director


                                                       By:
                                                                --------------------------------------
                                                                James J. Krejci
Dated:                                                          Director


                                                       By:
                                                                --------------------------------------
                                                                Christine Jones Marocco
Dated:                                                          Director


                                                       By:
                                                                --------------------------------------
                                                                Daniel E. Somers
Dated:                                                          Director

                              INDEX TO EXHIBITS

Exhibit                                  Description
-------                                  -----------

4.1             Limited Partnership Agreement for Cable TV Fund 15-A, Ltd.  (1)

10.1.1          Copy of franchise and related documents granting a community antenna television system franchise for the Village of Barrington, Illinois.  (1)

10.1.2          Copy of franchise and related documents granting a community antenna television system franchise for Cook County, Illinois.  (2)

10.1.3          Copy of franchise and related documents granting a community antenna television system franchise for the Village of Crete, Illinois.  (3)

10.1.4          Copy of franchise and related documents granting a community antenna television system franchise for the Village of Deer Park, Illinois.  (1)

10.1.5          Copy of franchise and related documents granting a community antenna television system franchise for the City of Elgin, Illinois.  (1)

10.1.6          Copy of franchise and related documents granting a community antenna television system franchise for the Village of Flossmoor, Illinois.  (3)

10.1.7          Copy of franchise and related documents granting a community antenna television system franchise for the Village of Hawthorn Woods, Illinois.  (1)

10.1.8          Copy of franchise and related documents granting a community antenna television system franchise for the Village of Hazel Crest, Illinois.  (3)

10.1.9          Copy of franchise and related documents granting a community antenna television system franchise for Hoffman Estates, Illinois.  (2)

10.1.10         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Indian Creek, Illinois.  (1)

10.1.11         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Indian Head Park, Illinois.  (3)

10.1.12         Copy of franchise and related documents granting a community antenna television system franchise for the County of Kane, Illinois.  (2)

10.1.13         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Kildeer, Illinois.  (1)

10.1.14         Copy of franchise and related documents granting a community antenna television system franchise for the Village of La Grange, Illinois.  (3)

10.1.15         Copy of franchise and related documents granting a community antenna television system franchise for the Village of La Grange Park, Illinois.  (3)

10.1.16         Copy of franchise and related documents granting a community antenna television system franchise for the County of Lake, Illinois.  (1)

10.1.17         Copy of amendment to franchise agreement dated May 15, 1991.  (3)

10.1.18         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Lake Barrington, Illinois.  (4)

10.1.19         Copy of Resolution 92-R-20 dated 9/8/92.  (2)

10.1.20         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Lake Zurich, Illinois.  (4)

10.1.21         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Lansing, Illinois.  (3)

10.1.22         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Long Grove, Illinois.  (2)

10.1.23         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Matteson, Illinois.  (3)

10.1.24         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Olympia Fields, Illinois.  (3)

10.1.25         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Riverside, Illinois.  (3)

10.1.26         Copy of franchise and related documents granting a community antenna television system franchise for the Village of South Elgin, Illinois.  (1)

10.1.27         Copy of franchise and related documents granting a community antenna television system franchise for Thornton, Illinois.  (3)

10.1.28         Copy of franchise and related documents granting a community antenna television system franchise for the Village of University Park, Illinois.  (3)

10.1.29         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Vernon Hills, Illinois.  (1)

10.1.30         Copy of franchise and related documents granting a community antenna television system franchise for the Village of Western Springs, Illinois.  (3)

10.2.1          Credit Agreement dated as of November 21, 1994 among Cable TV Fund 15-A, Ltd. and
                Shawmut Bank Connecticut, N.A., as agent for various lenders.

27              Financial Data Schedule


----------

(1)                  Incorporated by reference from Registrant's
                     Report on Form 10-K for the fiscal year ended December 31, 1989.

(2)                  Incorporated by reference from Registrant's
                     Report on Form 10-K for the fiscal year ended December 31, 1992.

(3) Incorporated by reference from the Annual Report on Form 10-K of Jones Intercable, Inc.
                     (Commission File No. 1-9953) for fiscal year ended 5/31/90.

(4)                  Incorporated by reference from Registrant's
                     Report on Form 10-K for the fiscal year ended December 31, 1990.