Form 10-Q
period 1995-03-31
CABLE TV FUND 15-A LTD
filed 1995-05-12
CIK 849976

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1995.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to             .
                               ----------    -----------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No
    -----                                                                 -----

                            CABLE TV FUND 15-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                             March 31,               December 31,
                               ASSETS                                          1995                     1994
                               ------                                     --------------            -------------
CASH                                                                      $      238,336            $      26,010

RECEIVABLES:
  Trade receivables, less allowance for
    doubtful receivables of $117,431 and $110,979
    at March 31, 1995 and December 31, 1994,
    respectively                                                                 391,212                  618,743

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      69,703,415               68,491,779
  Less- accumulated depreciation                                             (27,634,430)             (25,879,360)
                                                                          --------------            -------------

                                                                              42,068,985               42,612,419

  Franchise costs, net of accumulated amortization
    of $64,281,844 and $61,022,656 at March 31, 1995
    and December 31, 1994, respectively                                       31,215,542               34,474,730
  Subscriber lists, net of accumulated amortization
    of $9,847,091 and $9,332,644 at March 31, 1995
    and December 31, 1994, respectively                                        3,429,571                3,944,018
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $1,374,229 and
    $1,305,270 at March 31, 1995 and December 31, 1994,
    respectively                                                               9,664,695                9,733,654
                                                                          --------------            -------------

         Total investment in cable
            television properties                                             86,378,793               90,764,821

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                1,423,756                1,390,513
                                                                          --------------            -------------

         Total assets                                                     $   88,432,097            $  92,800,087
                                                                          ==============            =============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                              March 31,               December 31,
                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                  1995                      1994
                   -------------------------------------------              ------------             -------------
LIABILITIES:
  Debt                                                                      $ 70,289,283             $  70,287,693
  Accounts payable -
    Trade                                                                         52,340                   149,934
    General Partner                                                           11,894,092                10,952,538
  Accrued liabilities                                                          1,260,857                 1,399,978
  Subscriber prepayments                                                         147,892                   147,366
                                                                            ------------             -------------

       Total liabilities                                                      83,644,464                82,937,509
                                                                            ------------             -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                            1,000                     1,000
    Accumulated deficit                                                         (871,758)                 (821,009)
                                                                            ------------             -------------

                                                                                (870,758)                 (820,009)
                                                                            ------------             -------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at March 31, 1995
      and December 31, 1994)                                                  90,575,991                90,575,991
    Accumulated deficit                                                      (84,917,600)              (79,893,404)
                                                                            ------------             -------------

                                                                               5,658,391                10,682,587
                                                                            ------------             -------------
      Total liabilities and
          partners' capital (deficit)                                       $ 88,432,097             $  92,800,087
                                                                            ============             =============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                        -------------------------------------------
                                                                             1995                         1994
                                                                        -------------                 -------------
REVENUES                                                                $   8,115,730                 $   7,509,791

COSTS AND EXPENSES:
  Operating expenses                                                        4,799,932                     4,305,413
  Management fees and allocated overhead
    from General Partner                                                    1,032,247                       955,344
  Depreciation and amortization                                             5,633,226                     5,638,690
                                                                        -------------                 -------------

OPERATING LOSS                                                             (3,349,675)                   (3,389,656)
                                                                        -------------                 -------------

OTHER INCOME (EXPENSE):
  Interest expense                                                         (1,721,535)                   (1,014,842)
  Other, net                                                                   (3,735)                      (59,835)
                                                                        -------------                 -------------

         Total other income (expense)                                      (1,725,270)                   (1,074,677)
                                                                        -------------                 -------------

NET LOSS                                                                $  (5,074,945)                $  (4,464,333)
                                                                        =============                 =============

ALLOCATION OF NET LOSS:
  General Partner                                                       $     (50,749)                $     (44,643)
                                                                        =============                 =============

  Limited Partners                                                      $  (5,024,196)                $  (4,419,690)
                                                                        =============                 =============

NET LOSS PER LIMITED PARTNERSHIP UNIT                                   $      (23.57)                $      (20.73)
                                                                        =============                 =============

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                           213,174                       213,174
                                                                        =============                 =============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 15-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                             --------------------------------------
                                                                                 1995                      1994
                                                                             ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(5,074,945)              $(4,464,333)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Depreciation and amortization                                       5,617,920                 5,638,690
            Amortization of capitalized loan fees                                  15,306                     -
            Amortization of interest rate protection contract                      18,849                     -
         Decrease in trade receivables                                            227,531                   254,284
         Increase in deposits, prepaid
             expenses and deferred charges                                        (87,654)                  (21,747)
         Decrease in trade accounts payable, accrued liabilities
             and subscriber prepayments                                          (236,189)                 (278,863)
                                                                             ------------              ------------

         Net cash provided by operating activities                                480,818                 1,128,031
                                                                             ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                         (1,211,636)                 (769,700)
                                                                             ------------              ------------

         Net cash used in investing activities                                 (1,211,636)                 (769,700)
                                                                             ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                       38,358                       -
    Repayment of debt                                                             (36,768)               (1,083,075)
    Increase in advances from General Partner                                     941,554                   732,567
                                                                             ------------              ------------

         Net cash provided by (used in) financing activities                      943,144                  (350,508)
                                                                             ------------              ------------

Increase in cash                                                                  212,326                     7,823

Cash, beginning of period                                                          26,010                   166,914
                                                                             ------------              ------------

Cash, end of period                                                          $    238,336              $    174,737
                                                                             ============              ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                            $  1,653,675              $  1,051,926
                                                                             ============              ============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 15-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc., (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1995 and 1994 were $405,787 and $375,490, respectively.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses include salaries and benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses during the three month periods ended March 31, 1995 and 1994 were $626,460 and $579,854, respectively.

                            CABLE TV FUND 15-A, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         For the three months ended March 31, 1995, the Partnership generated net cash from operating activities totaling $480,818, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $1,211,000 during the first three months of 1995. Approximately 25 percent of these expenditures were for service drops to homes. Approximately 14 percent related to the rebuild and upgrade of portions of the Barrington System. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and advances from the General Partner. Budgeted capital expenditures for the remainder of 1995 are approximately $3,591,000. Approximately 44 percent of the remaining capital expenditures will be for service drops to homes. Approximately 19 percent of these remaining capital expenditures will be to continue the rebuild and upgrade of portions of the Barrington System. The remainder of the anticipated expenditures are for various enhancements in the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings available under the Partnership's new revolving credit facility.

         In November 1994, the Partnership entered into a revolving credit facility. The facility provided for a maximum of $80,000,000 of which $70,000,000 was available through March 31, 1995. At March 31, 1995, the then-available maximum of $70,000,000 was outstanding. In April 1995, the Partnership borrowed an additional $7,000,000 to repay advances from the General Partner. Under the terms of the new revolving credit facility, interest on the outstanding principal balance is at the Partnership's option of the Base rate plus 1/2 percent or a fixed rate defined as the CD rate plus 1-5/8 percent or the London Interbank Offered Rate plus 1-1/2 percent. At December 31, 1996, the revolving credit facility converts to a term loan, at which time the then-outstanding principal balance will be payable in 24 consecutive quarterly installments beginning March 31, 1997. Until April 1, 1995, the Partnership paid a commitment fee of 3/8 of one percent on any unused portion of the $70,000,000 commitment and 1/8 of one percent on the additional $10,000,000 commitment. Commencing April 1, 1995, the Partnership will pay a commitment fee of 3/8 of one percent on any unused portion of the $80,000,000 commitment. A one-time loan facility fee of $500,000 was paid at closing of the new loan in November 1994. This amount is being amortized over the life of the loan. The effective interest rates on outstanding obligations as of March 31, 1995 and 1994 were 7.77 percent and 4.82 percent, respectively.

         The General Partner has advanced funds to the Partnership to fund capital expenditures and to fund principal payments and may make additional advances in the future although it has no obligation to do so. Advances outstanding at March 31, 1995 totaled $11,894,092. In April 1995 the Partnership repaid $7,000,000 with borrowings from the credit facility. Interest on such advances is calculated at the General Partner's weighted average cost of borrowing. Such advances are expected to be repaid over time with borrowings under the new credit facility and cash generated from operations. Since the amount of borrowings available under the new credit facility is limited by certain leverage covenants, it is anticipated that these advances will be repaid over time as the Partnership increases cash flow.

Regulatory Matters.

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including all of those owned by the Partnership, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.


         The Partnership has filed cost-of-service showings for the Barrington System and the South Suburban System and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from franchising authorities, however, and there can be no assurance that the Partnership's cost-of- service showings will prevent further rate reductions in these systems until such final approvals are received.

                             RESULTS OF OPERATIONS

Revenues of the Partnership increased $605,939, or approximately 8 percent, from $7,509,791 for the first three months of 1994 to $8,115,730 for the comparable 1995 period. An increase in basic subscribers combined with basic service rate adjustments implemented in the Partnership's systems primarily accounted for the increase in revenues. The Partnership has added approximately 6,100 basic subscribers since March 31, 1994. At March 31, 1994, the Partnership's systems had 69,200 basic subscribers compared to 75,311 basic subscribers at March 31, 1995, an increase of 9 percent. No other individual factors were significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $494,519, or approximately 11 percent, from $4,305,413 for the first three months of 1994 to $4,799,932 for the comparable 1995 period. Operating expenses represented 57 percent of revenue for the first quarter of 1994, compared to 59 percent in 1995. Programming fees accounted for approximately 57 percent of the increase in operating expenses. Personnel costs accounted for approximately 19 percent of the increase. No other factor contributed significantly to the increase in operating expenses. Management fees and allocated overhead from the General Partner increased $76,903 or approximately 8 percent, from $955,344 for the first three months of 1994 to $1,032,247 for the comparable 1995 period. The increase in management fees and allocated overhead from the General Partner was due to the increase in revenues, upon which such fees and allocations are based, and an increase in amounts allocated from the General Partner. The General Partner has experienced increases in expenses, including personnel costs, a portion of which is allocated to the Partnership. Depreciation and amortization expense decreased $5,464, or less than 1 percent, from $5,638,690 for the first three months of 1994 to $5,633,226 for the comparable 1995 period. This decrease was due to the maturation of the Partnership's asset base.

         Operating loss decreased $39,981, or approximately 1 percent, from $3,389,656 for the first three months of 1994 to $3,349,675 for the comparable 1995 period. This decrease was the result of the increase in revenues exceeding the increase in operating expenses and management fees and allocated overhead from the General Partner as well as a decrease in depreciation and amortization. Operating income before depreciation and amortization increased $34,517, or approximately 2 percent, from $2,249,034 for the three months ended March 31, 1994 to $2,283,551 for the similar period in 1995. This increase was due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $706,693, or approximately 70 percent, from $1,014,842 for the first three months of 1994 to $1,721,535 for the comparable 1995 period. The increase was due to higher effective interest rates and higher outstanding balances on interest bearing obligations. Net loss increased $610,612, or approximately 14 percent, from $4,464,333 for the first three months of 1994 to $5,074,945 for the comparable 1995 period. This increase was due to the factors discussed above. These losses are expected to continue in the future.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)      Exhibits

                 27) Financial Data Schedule

         b)      Reports on Form 8-K

                 None

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CABLE TV FUND 15-A, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                        General Partner



                                        By:  /s/ Kevin P. Coyle
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  May 12, 1995

                              INDEX TO EXHIBITS



Exhibit               Description                   Page
- - -----------           -----------                   ----
 27                   Financial Data Schedule