Form 10-Q
period 1995-06-30
CABLE TV FUND 15-A LTD
filed 1995-08-11
CIK 849976

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1995.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _________ to _________ .


                        Commission File Number 0-17733


                           Cable TV Fund 15-A, LTD.
               Exact name of registrant as specified in charter

 Colorado                                                          #84-1091413
 State of organization                                  I.R.S. employer I.D. #

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                    Address of principal executive office

                                (303) 792-3111
                        Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                  No ____

                           CABLE TV FUND 15-A, LTD.
                           (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS


                                                                              June 30,             December 31,
ASSETS                                                                         1995                   1994
                                                                           ------------            ------------
CASH                                                                       $    157,018           $      26,010

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $121,931 and $110,979 at June 30, 1995
  and December 31, 1994, respectively                                           709,744                 618,743

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                     71,057,882              68,491,779
  Less- accumulated depreciation                                            (29,430,012)            (25,879,360)
                                                                           ------------            ------------
                                                                             41,627,870              42,612,419

  Franchise costs, net of accumulated amortization
    of $67,541,031 and $61,022,656 at June 30, 1995
    and December 31, 1994, respectively                                      27,956,355              34,474,730
  Subscriber lists, net of accumulated amortization
    of $10,361,538 and $9,332,644 at June 30, 1995
    and December 31, 1994, respectively                                       2,915,124               3,944,018
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $1,443,189 and
    $1,305,270 at June 30, 1995 and December 31, 1994,
    respectively                                                              9,595,735               9,733,654
                                                                           ------------            ------------
        Total investment in cable television properties                      82,095,084              90,764,821

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                               1,296,175               1,390,513
                                                                           ------------            ------------
        Total assets                                                       $ 84,258,021            $ 92,800,087
                                                                           ============            ============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 15-A, LTD.
                           (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS


                                                                               June 30,              December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                             1995                    1994
                                                                            ------------             ------------
LIABILITIES:
  Debt                                                                      $ 77,249,248             $ 70,287,693
  Accounts payable -
    Trade                                                                             --                  149,934
    General Partner                                                            5,192,922               10,952,538
  Accrued liabilities                                                          1,473,939                1,399,978
  Subscriber prepayments                                                         135,223                  147,366
                                                                            ------------             ------------
      Total liabilities                                                       84,051,332               82,937,509
                                                                            ------------             ------------
PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                            1,000                    1,000
    Accumulated deficit                                                         (917,568)                (821,009)
                                                                            ------------             ------------
                                                                                (916,568)                (820,009)
                                                                            ------------             ------------
  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at June 30, 1995
      and December 31, 1994)                                                  90,575,991               90,575,991
    Accumulated deficit                                                      (89,452,734)             (79,893,404)
                                                                            ------------             ------------
                                                                               1,123,257               10,682,587
                                                                            ------------             ------------
      Total liabilities and partners' capital (deficit)                     $ 84,258,021             $ 92,800,087
                                                                            ============             ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 15-A, LTD.
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended          For the Six Months Ended
                                                               June 30,                           June 30,
                                                     ----------------------------       ----------------------------
                                                         1995             1994             1995              1994
                                                     -----------      -----------       -----------      -----------
REVENUES                                             $ 8,650,678      $ 7,792,328       $16,766,408      $15,302,119

COSTS AND EXPENSES:
  Operating expenses                                   4,836,797        4,346,881         9,636,729        8,652,294
  Management fees and allocated overhead
    from General Partner                                 992,218          963,096         2,024,465        1,918,440
  Depreciation and amortization                        5,653,481        5,638,923        11,286,707       11,277,613
                                                     -----------      -----------       -----------      -----------
OPERATING LOSS                                        (2,831,818)      (3,156,572)       (6,181,493)      (6,546,228)
                                                     -----------      -----------       -----------      -----------
OTHER INCOME (EXPENSE):
  Interest expense                                    (1,651,343)      (1,165,095)       (3,372,878)      (2,179,937)
  Other, net                                             (97,783)        (115,494)         (101,518)        (175,329)
                                                     -----------      -----------       -----------      -----------
      Total other income (expense)                    (1,749,126)      (1,280,589)       (3,474,396)      (2,355,266)
                                                     -----------      -----------       -----------      -----------
NET LOSS                                             $(4,580,944)     $(4,437,161)      $(9,655,889)     $(8,901,494)
                                                     ===========      ===========       ===========      ===========
ALLOCATION OF NET LOSS:
  General Partner                                    $   (45,809)     $   (44,372)      $   (96,559)     $   (89,015)
                                                     ===========      ===========       ===========      ===========
  Limited Partners                                   $(4,535,135)     $(4,392,789)      $(9,559,330)     $(8,812,479)
                                                     ===========      ===========       ===========      ===========
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                   $    (21.27)     $    (20.61)      $    (44.84)     $    (41.34)
                                                     ===========      ===========       ===========      ===========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                      213,174          213,174           213,174          213,174
                                                     ===========      ===========       ===========      ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 15-A, LTD.
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                             -------------------------------------
                                                                                 1995                      1994
                                                                             -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(9,655,889)              $(8,901,494)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Depreciation and amortization                                     11,286,707                11,277,613
            Amortization of interest rate protection contract                     37,692                         -
            Decrease (increase) in trade receivables                             (91,001)                  145,996
            Decrease in deposits, prepaid expenses and
              deferred charges                                                     5,779                    96,957
            Decrease in trade accounts payable, accrued liabilities
              and subscriber prepayments                                         (88,116)                  (84,211)
                                                                             -----------               -----------
              Net cash provided by operating activities                        1,495,172                 2,534,861
                                                                             -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                        (2,566,103)               (2,105,076)
                                                                             -----------               -----------
              Net cash used in investing activities                           (2,566,103)               (2,105,076)
                                                                             -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                   7,038,358                    76,279
    Repayment of debt                                                            (76,803)               (2,169,269)
    Increase (decrease) in advances from General Partner                      (5,759,616)                1,620,919
                                                                             -----------               -----------
              Net cash provided by (used in) financing activities              1,201,939                  (472,071)
                                                                             -----------               -----------
Increase (decrease) in cash                                                      131,008                   (42,286)

Cash, beginning of period                                                         26,010                   166,914
                                                                             -----------               -----------
Cash, end of period                                                          $   157,018               $   124,628
                                                                             ===========               ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                            $ 3,271,465               $ 2,158,683
                                                                             ===========               ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 15-A, LTD.
                           (A Limited Partnership)

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at June 30, 1995 and December 31, 1994 and its Statements of Operations for the three and six month periods ended June 30, 1995 and 1994, and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1995 were $432,534 and $838,320, respectively, as compared to $389,616 and $765,106, respectively, for the similar 1994 periods.

        The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses include salaries and benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1995 were $559,684 and $1,186,145, respectively, as compared to $573,480 and $1,153,334, respectively, for the similar 1994 periods.

                            CABLE TV FUND 15-A, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


        For the six months ended June 30, 1995, the Partnership generated net cash from operating activities totaling $1,495,172, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $2,566,000 during the first six months of 1995. Approximately 27 percent of these expenditures were for service drops to homes. New plant construction accounted for approximately 19 percent and approximately 13 percent related to the rebuild and upgrade of portions of the Partnership's systems. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings from the Partnership's revolving credit facility. Budgeted capital expenditures for the remainder of 1995 are approximately $2,200,000. Approximately 40 percent of the remaining capital expenditures will be for service drops to homes. Approximately 19 percent of these remaining capital expenditures will be to continue the rebuild and upgrade of portions of the Partnership's systems, and approximately 15 percent will be for new plant construction. The remainder of the anticipated expenditures are for various enhancements in the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings available under the Partnership's revolving credit facility.

        In November 1994, the Partnership entered into a revolving credit facility. The facility provides for a maximum of $80,000,000 in available borrowings. At June 30, 1995, $77,000,000 of the available $80,000,000 was outstanding. Under the terms of the revolving credit facility, interest on the outstanding principal balance is at the Partnership's option of the Base rate plus 1/2 percent or a fixed rate defined as the Certificate of Deposit Rate plus 1-5/8 percent or the London Interbank Offered Rate plus 1-1/2 percent. At December 31, 1996, the revolving credit facility converts to a term loan, at which time the then-outstanding principal balance will be payable in 24 consecutive quarterly installments beginning March 31, 1997. The Partnership pays a commitment fee of 3/8 of one percent on any unused portion of the $80,000,000 commitment. The effective interest rates on outstanding obligations as of June 30, 1995 and 1994 were 7.62 percent and 5.77 percent, respectively.

        The General Partner has advanced funds to the Partnership to fund capital expenditures and to fund principal payments due under the Partnership's former credit facility and the General Partner may make additional advances in the future although it has no obligation to do so. Advances outstanding at June 30, 1995 totaled $5,192,922, which is a decrease of $5,759,616 since December 31, 1994. This decrease is due to the Partnership repaying a portion of the advances with borrowings from the Partnership's revolving credit facility. Interest on such advances is calculated at the General Partner's weighted average cost of borrowing. Such advances are expected to be repaid over time with borrowings under the credit facility and cash generated from operations. Since the amount of borrowings available under the credit facility is limited by certain leverage covenants, it is anticipated that these advances will be repaid over time as the Partnership increases cash flow.

        The General Partner believes that the Partnership has sufficient sources of capital available from cash generated from operations and borrowings available under the Partnership's revolving credit facility to meet its presently anticipated needs.

                             RESULTS OF OPERATIONS

        Revenues of the Partnership increased $858,350, or approximately 11 percent, to $8,650,678 for the three month period ended June 30, 1995 from $7,792,328 for the comparable 1994 period. Revenues of the Partnership increased $1,464,289, or approximately 10 percent, to $16,766,408 for the six month period ended June 30, 1995 as compared to $15,302,119 for the comparable 1994 period. An increase in the number of basic subscribers combined with basic service rate adjustments implemented in the Partnership's systems primarily accounted for the increase in revenues. The increase in the number of basic subscribers accounted for approximately 46 percent and 57 percent of the increase in revenues for the three and six months ended June 30, 1995 and the basic service rate adjustments accounted for approximately 37 percent and 42 percent of the increase in revenues for the similar periods. The Partnership has added approximately 5,291 basic subscribers since June 30, 1994. At June 30, 1995, the Partnership's systems had 76,587 basic subscribers compared to 71,296 basic subscribers at June 30, 1994, an increase of approximately 7 percent. No other individual factors were significant to the increase in revenues.

        Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

        Operating expenses increased $489,916, or approximately 11 percent, to $4,836,797 for the three month period ended June 30, 1995 as compared to $4,346,881 for the comparable 1994 period. Operating expenses increased $984,435, or approximately 11 percent, to $9,636,729 for the six month period ended June 30, 1995 as compared to $8,652,294 for the comparable 1994 period. Operating expenses represented 56 percent of revenue for each of the three month periods ended June 30, 1995 and 1994, compared to 57 percent of revenue for each of the six month periods ended June 30, 1995 and 1994. Programming fees accounted for approximately 56 percent and 54 percent of the increase in operating expenses for the three and six month periods ended June 30, 1995, and were due, in part, to the increase in the subscriber base. No other factor contributed significantly to the increase in operating expenses.

        Management fees and allocated overhead from the General Partner increased $29,122, or approximately 3 percent, to $992,218 for the three month period ended June 30, 1995 as compared to $963,096 for the comparable 1994 period. Management fees and allocated overhead from the General Partner increased $106,025, or approximately 6 percent, to $2,024,465 for the six month period ended June 30, 1995 as compared to $1,918,440 for the comparable 1994 period. These increases were due to an increase in revenues, upon which such fees and allocations are based.

        Depreciation and amortization expense increased $14,558, or less than 1 percent, to $5,653,481 for the three month period ended June 30, 1995 as compared to $5,638,923 for the comparable 1994 period. Depreciation and amortization expense increased $9,094, or less than 1 percent, to $11,286,707 for the six month period ended June 30, 1995 as compared to $11,277,613 for the comparable 1994 period. These increases are due to additions to the Partnership's asset base.

        Operating loss decreased $324,754, or approximately 10 percent, to $2,831,818 for the three month period ended June 30, 1995 as compared to $3,156,572 for the comparable 1994 period. Operating loss decreased $364,735, or approximately 6 percent, to $6,181,493 for the six month period ended June 30, 1995 as compared to $6,546,228 for the comparable 1994 period. These decreases were the result of increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner. Operating income before depreciation and amortization increased $339,312, or approximately 14 percent, to $2,821,663 for the three month period ended June 30, 1995 as compared to $2,482,351 for the comparable 1994 period. Operating income before depreciation and amortization increased $373,829, or approximately 8 percent, to $5,105,214 for the six month period ended June 30, 1995 from $4,731,385 for the similar 1994 period. These increases were due to increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

        Interest expense increased $486,248, or approximately 42 percent, to $1,651,343 for the three month period ended June 30, 1995 as compared to $1,165,095 for the comparable 1994 period. Interest expense increased $1,192,941, or approximately 55 percent, to $3,372,878 for the six month period ended June 30, 1995 from $2,179,937 for the comparable 1994 period. These increases were due to higher effective interest rates and higher outstanding balances on interest bearing obligations. Net loss increased $143,783, or approximately 3 percent, to $4,580,944 for the three month period ended June 30, 1995 from $4,437,161 for the comparable 1994 period. Net loss increased $754,395, or approximately 8 percent, to $9,655,889 from $8,901,494 for the six month periods ended June 30, 1995 and 1994, respectively. These increases were due to the factors discussed above. These losses are expected to continue in the future.

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


                             CABLE TV FUND 15-A, LTD.
                             BY:  JONES INTERCABLE, INC.
                                  General Partner



                             By:  /S/ Kevin P. Coyle
                                  -----------------------------
                                  Kevin P. Coyle
                                  Group Vice President/Finance
                                  (Principal Financial Officer)

Dated:  August 11, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
- -----------                  -------------------                           ----

    27                     Financial Data Schedule