Form 10-Q
period 1995-09-30
CABLE TV FUND 15-A LTD
filed 1995-11-13
CIK 849976

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark one)
[x]      Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 1995.

[ ]      Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from __________ to __________.

                         Commission File Number 0-17733


                           Cable TV Fund 15-A, LTD.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             #84-1091413
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

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

                          CABLE TV FUND 15-A, LTD.
                           (A Limited Partnership)

                          UNAUDITED BALANCE SHEETS


                                                                           September 30,            December 31,
                             ASSETS                                            1995                     1994
                             ------                                        -------------            -------------
CASH                                                                       $     336,254            $      26,010

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $132,431 and $110,979 at September 30, 1995
  and December 31, 1994, respectively                                            933,825                  618,743

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      72,752,312               68,491,779
  Less-accumulated depreciation                                              (31,106,116)             (25,879,360)
                                                                           -------------            -------------

                                                                              41,646,196               42,612,419

  Franchise costs, net of accumulated amortization
    of $70,800,218 and $61,022,656 at September 30, 1995
    and December 31, 1994, respectively                                       24,697,168               34,474,730
  Subscriber lists, net of accumulated amortization
    of $10,875,985 and $9,332,644 at September 30, 1995
    and December 31, 1994, respectively                                        2,400,677                3,944,018
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $1,512,148 and
    $1,305,270 at September 30, 1995 and December 31, 1994,
    respectively                                                               9,526,776                9,733,654
                                                                           -------------            -------------

         Total investment in cable television properties                      78,270,817               90,764,821

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                1,315,294                1,390,513
                                                                           -------------            -------------

         Total assets                                                      $  80,856,190            $  92,800,087
                                                                           =============            =============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                           September 30,              December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                           1995                       1994
         -------------------------------------------                       -------------              -------------
LIABILITIES:
  Debt                                                                      $ 78,761,855              $ 70,287,693
  Accounts payable -
    Trade                                                                         26,033                   149,934
    General Partner                                                            4,729,990                10,952,538
  Accrued liabilities                                                          1,357,419                 1,399,978
  Subscriber prepayments                                                         116,216                   147,366
                                                                            ------------              ------------

      Total liabilities                                                       84,991,513                82,937,509
                                                                            ------------              ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                            1,000                     1,000
    Accumulated deficit                                                         (960,988)                 (821,009)
                                                                            ------------              ------------

                                                                                (959,988)                 (820,009)
                                                                            ------------              ------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at September 30, 1995
      and December 31, 1994)                                                  90,575,991                90,575,991
    Accumulated deficit                                                      (93,751,326)              (79,893,404)
                                                                            ------------              ------------

                                                                              (3,175,335)               10,682,587
                                                                            ------------              ------------

      Total liabilities and partners' capital (deficit)                     $ 80,856,190              $ 92,800,087
                                                                            ============              ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended        For the Nine Months Ended
                                                            September 30,                     September 30,
                                                    ----------------------------     -----------------------------
                                                       1995             1994             1995            1994
                                                    -----------      -----------     ------------     ------------
REVENUES                                            $ 8,632,012      $ 7,785,027     $ 25,398,420     $ 23,087,146

COSTS AND EXPENSES:
  Operating expenses                                  4,863,093        4,407,889       14,499,822       13,060,183
  Management fees and allocated overhead
    from General Partner                              1,011,168          918,379        3,035,633        2,836,819
  Depreciation and amortization                       5,534,004        5,641,985       16,820,711       16,919,598
                                                    -----------      -----------     ------------     ------------

OPERATING LOSS                                       (2,776,253)      (3,183,226)      (8,957,746)      (9,729,454)
                                                    -----------      -----------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest expense                                   (1,633,521)      (1,224,341)      (5,006,399)      (3,404,278)
  Other, net                                             67,762         (110,895)         (33,756)        (286,224)
                                                    -----------      -----------     ------------     ------------

      Total other income (expense)                   (1,565,759)      (1,335,236)      (5,040,155)      (3,690,502)
                                                    -----------      -----------     ------------     ------------

NET LOSS                                            $(4,342,012)     $(4,518,462)    $(13,997,901)    $(13,419,956)
                                                    ===========      ===========     ============     ============

ALLOCATION OF NET LOSS:
  General Partner                                   $   (43,420)     $   (45,185)    $   (139,979)    $   (134,200)
                                                    ===========      ===========     ============     ============

  Limited Partners                                  $(4,298,592)     $(4,473,277)    $(13,857,922)    $(13,285,756)
                                                    ===========      ===========     ============     ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                  $    (20.16)     $    (20.98)    $     (65.00)    $     (62.32)
                                                    ===========      ===========     ============     ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                     213,174          213,174          213,174          213,174
                                                    ===========      ===========     ============     ============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 15-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                            ---------------------------------------
                                                                                 1995                      1994
                                                                            -------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (13,997,901)             $(13,419,956)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Depreciation and amortization                                      16,820,711                16,919,598
            Amortization of interest rate protection contract                      56,535                    -
         Decrease (increase) in trade receivables                                (315,082)                   45,047
         Decrease (increase) in deposits, prepaid expenses and
           deferred charges                                                       (47,490)                  127,277
         Decrease in trade accounts payable, accrued liabilities
             and subscriber prepayments                                          (197,610)                 (256,116)
                                                                            -------------              ------------

         Net cash provided by operating activities                              2,319,163                 3,415,850
                                                                            -------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                         (4,260,533)               (3,580,998)
                                                                            -------------              ------------

         Net cash used in investing activities                                 (4,260,533)               (3,580,998)
                                                                            -------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                    8,594,022                    76,279
    Repayment of debt                                                            (119,860)               (2,211,166)
    Increase (decrease) in advances from General Partner                       (6,222,548)                2,290,758
                                                                            -------------              ------------

         Net cash provided by financing activities                              2,251,614                   155,871
                                                                            -------------              ------------

Increase (decrease) in cash                                                       310,244                    (9,277)

Cash, beginning of period                                                          26,010                   166,914
                                                                            -------------              ------------

Cash, end of period                                                         $     336,254              $    157,637
                                                                            =============              ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                           $   4,892,358              $  3,499,572
                                                                            =============              ============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 15-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994, and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1995 were $431,601 and $1,269,921, respectively, compared to $389,251 and $1,154,357, respectively, for the similar 1994 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses include salaries and benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1995 were $579,567 and $1,765,712, respectively, compared to $529,128 and $1,682,462, respectively, for the similar 1994 periods.

                           CABLE TV FUND 15-A, LTD.
                           (A Limited Partnership)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                             FINANCIAL CONDITION


         For the nine months ended September 30, 1995, the Partnership generated net cash from operating activities totaling approximately $2,319,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $4,261,000 during the first nine months of 1995. Approximately 47 percent of these expenditures were for service drops to homes. New plant construction accounted for approximately 20 percent and approximately 11 percent related to the rebuild and upgrade of portions of the Partnership's systems. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings from the Partnership's revolving credit facility. Budgeted capital expenditures for the remainder of 1995 are approximately $542,000. Approximately 46 percent of the remaining capital expenditures will be for service drops to homes. Approximately 23 percent of these remaining capital expenditures will be to continue the rebuild and upgrade of portions of the Partnership's systems, and approximately 6 percent will be for new plant construction. The remainder of the anticipated expenditures are for various enhancements in the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings available under the Partnership's revolving credit facility.

         In November 1994, the Partnership entered into a revolving credit facility. The facility provides for a maximum of $80,000,000 in available borrowings. At September 30, 1995, $78,500,000 was outstanding, leaving $1,500,000 of available borrowings, subject to leverage covenants. Under the terms of the revolving credit facility, interest on the outstanding principal balance is at the Partnership's option of the Base Rate plus 1/2 percent or a fixed rate defined as the Certificate of Deposit Rate plus 1-5/8 percent or the London Interbank Offered Rate plus 1-1/2 percent. At December 31, 1996, the revolving credit facility converts to a term loan, at which time the then-outstanding principal balance will be payable in 24 consecutive quarterly installments beginning March 31, 1997. The effective interest rates on outstanding obligations as of September 30, 1995 and 1994 were 7.39 percent and
6.10 percent, respectively.

         The General Partner has advanced funds to the Partnership to fund capital expenditures and to fund principal payments due under the Partnership's former credit facility, and the General Partner may make additional advances in the future although it has no obligation to do so. Advances outstanding at September 30, 1995 totaled $4,729,990, which is a decrease of $6,222,548 since December 31, 1994. This decrease is due to the Partnership repaying a portion of the advances with borrowings from the Partnership's revolving credit facility. Interest on such advances is calculated at the General Partner's weighted average cost of borrowing. Such advances are expected to be repaid over time with cash generated from operations.

         The Partnership will rely on the remaining $1,500,000 of its credit facility, subject to leverage covenants, as well as cash on hand and cash generated from operations to meet its presently anticipated liquidity and capital needs.

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Partnership has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Partnership's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $846,985, or approximately 11 percent, to $8,632,012 for the three month period ended September 30, 1995 from $7,785,027 for the comparable 1994 period. Revenues of the Partnership increased $2,311,274, or approximately 10 percent, to $25,398,420 for the nine month period ended September 30, 1995 compared to $23,087,146 for the comparable 1994 period. An increase in the number of basic subscribers combined with basic service rate adjustments implemented in the Partnership's systems primarily accounted for the increase in revenues. The increase in the number of basic subscribers accounted for approximately 41 percent and 51 percent of the increase in revenues for the three and nine months ended September 30, 1995. The Partnership has added approximately 4,907 basic subscribers since September 30, 1994. At September 30, 1995, the Partnership's systems had 77,383 basic subscribers compared to 72,476 basic subscribers at September 30, 1994, an increase of approximately 7 percent. The basic service rate adjustments accounted for approximately 38 percent and 27 percent, respectively, of the increase in revenues for the three and nine month periods. No other individual factors were significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $455,204, or approximately 10 percent, to $4,863,093 for the three month period ended September 30, 1995 compared to $4,407,889 for the comparable 1994 period. Operating expenses increased $1,439,639, or approximately 11 percent, to $14,499,822 for the nine month period ended September 30, 1995 compared to $13,060,183 for the comparable 1994 period. Operating expenses represented approximately 56 percent of revenue for the three month period ended September 30, 1995 as compared to approximately 57 percent for the comparable 1994 period. Operating expenses represented approximately 57 percent of revenue for each of the nine month periods ended September 30, 1995 and 1994. Programming fees accounted for approximately 77 percent and 70 percent of the increase in operating expenses for the three and nine month periods ended September 30, 1995, and were due, in part, to the increase in the subscriber base. No other factor contributed significantly to the increase in operating expenses.

         Management fees and allocated overhead from the General Partner increased $92,789, or approximately 10 percent, to $1,011,168 for the three month period ended September 30, 1995 compared to $918,379 for the comparable 1994 period. Management fees and allocated overhead from the General Partner increased $198,814, or approximately 7 percent, to $3,035,633 for the nine month period ended September 30, 1995 compared to $2,836,819 for the comparable 1994 period. These increases were due to an increase in revenues, upon which such management fees are based, as well as increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the partnership.

         Depreciation and amortization expense decreased $107,981, or approximately 2 percent, to $5,534,004 for the three month period ended September 30, 1995 compared to $5,641,985 for the comparable 1994 period. Depreciation and amortization expense decreased $98,887, or less than 1 percent, to $16,820,711 for the nine month period ended September 30, 1995 compared to $16,919,598 for the comparable 1994 period. These decreases are due to the maturation of the Partnership's depreciable asset base.

         Operating loss decreased $406,973, or approximately 13 percent, to $2,776,253 for the three month period ended September 30, 1995 compared to $3,183,226 for the comparable 1994 period. Operating loss decreased $771,708, or approximately 8 percent, to $8,957,746 for the nine month period ended September 30, 1995 compared to $9,729,454 for the comparable 1994 period.
These decreases were the result of increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $298,992, or approximately 12 percent, to $2,757,751 for the three month period ended September 30, 1995 compared to $2,458,759 for the comparable 1994 period. Operating income before depreciation and amortization increased $672,821, or approximately 9 percent, to $7,862,965 for the nine month period ended

September 30, 1995 from $7,190,144 for the similar 1994 period. These increases were due to increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $409,180, or approximately 33 percent, to $1,633,521 for the three month period ended September 30, 1995 compared to $1,224,341 for the comparable 1994 period. Interest expense increased $1,602,121, or approximately 47 percent, to $5,006,399 for the nine month period ended September 30, 1995 from $3,404,278 for the comparable 1994 period. These increases were due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         Net loss decreased $176,450, or approximately 4 percent, to $4,342,012 for the three month period ended September 30, 1995 from $4,518,462 for the comparable 1994 period. This decrease is due to the factors discussed above. Net loss increased $577,945, or approximately 4 percent, to $13,997,901 from $13,419,956 for the nine month periods ended September 30, 1995 and 1994, respectively. This increase is due to the factors discussed above. These losses are expected to continue in the future.

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


                                        CABLE TV FUND 15-A, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                        General Partner



                                        By:  /S/ Kevin P. Coyle
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  November 13, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
------                        -------------------                           ----
27                 Financial Data Schedule
