Form 10-Q
period 1996-03-31
CABLE TV FUND 15-A LTD
filed 1996-05-15
CIK 849976

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1996.
                               --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

                         Commission File Number 0-17733


                           CABLE TV FUND 15-A, LTD.
- ------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                           #84-1091413
- ------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D.#

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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                               March 31,    December 31,
                  ASSETS                                         1996           1995
- -----------------------------------------------------------  -------------  -------------
CASH                                                         $    267,683   $     58,719

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $132,431 at March 31, 1996
  and December 31, 1995                                           690,327        965,495

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                       75,626,343     74,582,334
  Less- accumulated depreciation                              (33,961,752)   (32,507,403)
                                                             ------------   ------------

                                                               41,664,591     42,074,931

  Franchise costs and other intangible assets, net of
    accumulated amortization of $90,873,539 at
    March 31, 1996 and $87,030,946 at
    December 31, 1995, respectively                            28,939,433     32,782,026
                                                             ------------   ------------

          Total investment in cable television properties      70,604,024     74,856,957

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                 1,458,206      1,246,638
                                                             ------------   ------------

          Total assets                                       $ 73,020,240   $ 77,127,809
                                                             ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                               March 31,     December 31,
   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                    1996           1995
- -----------------------------------------------------------  --------------  -------------
 LIABILITIES:
  Debt                                                       $  83,776,528   $ 78,818,284
  Accounts payable - General Partner                               338,890      4,782,507
  Trade accounts payable and accrued liabilities                 1,334,276      1,825,707
  Subscriber prepayments                                           108,854         96,991
                                                             -------------   ------------

        Total liabilities                                       85,558,548     85,523,489
                                                             -------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                              1,000          1,000
    Accumulated deficit                                         (1,045,018)    (1,003,592)
                                                             -------------   ------------

                                                                (1,044,018)    (1,002,592)
                                                             -------------   ------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at March 31, 1996
      and December 31, 1995)                                    90,575,991     90,575,991
    Accumulated deficit                                       (102,070,281)   (97,969,079)
                                                             -------------   ------------

                                                               (11,494,290)    (7,393,088)
                                                             -------------   ------------

        Total liabilities and partners' capital (deficit)    $  73,020,240   $ 77,127,809
                                                             =============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------





                                           For the Three Months Ended
                                                    March 31,
                                            ------------------------
                                                1996          1995
                                            -----------   -----------
REVENUES                                    $ 8,886,111   $ 8,115,730

COSTS AND EXPENSES:
  Operating expenses                          5,061,318     4,799,932
  Management fees and allocated overhead
    from General Partner                      1,048,561     1,032,247
  Depreciation and amortization               5,315,886     5,628,124
                                            -----------   -----------

OPERATING LOSS                               (2,539,654)   (3,344,573)
                                            -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                           (1,538,836)   (1,726,637)
  Other, net                                    (64,138)       (3,735)
                                            -----------   -----------

        Total other income (expense)         (1,602,974)   (1,730,372)
                                            -----------   -----------

NET LOSS                                    $(4,142,628)  $(5,074,945)
                                            ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                           $   (41,426)  $   (50,749)
                                            ===========   ===========

  Limited Partners                          $(4,101,202)  $(5,024,196)
                                            ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                              $(19.24)      $(23.57)
                                            ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                             213,174       213,174
                                            ===========   ===========




            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                        For the Three Months Ended
                                                                March 31,
                                                         -------------------------
                                                            1996          1995
                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $(4,142,628)  $(5,074,945)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                          5,315,886     5,628,124
    Amortization of interest rate protection contract         18,843        18,849
   Decrease in trade receivables                             275,168       227,531
   Decrease (increase) in deposits, prepaid
     expenses and deferred charges                          (249,355)       68,198
   Decrease in trade accounts payable, accrued
     liabilities and subscriber prepayments                 (479,568)     (236,189)
                                                         -----------   -----------

   Net cash provided by operating activities                 738,346       631,568
                                                         -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                  (1,044,009)   (1,211,636)
                                                         -----------   -----------

   Net cash used in investing activities                  (1,044,009)   (1,211,636)
                                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                  5,000,000        38,358
 Repayment of debt                                           (41,756)      (36,768)
 Purchase of interest rate protection contract                     -      (150,750)
 Increase (decrease) in advances from General Partner     (4,443,617)      941,554
                                                         -----------   -----------

   Net cash provided by financing activities                 514,627       792,394
                                                         -----------   -----------

Increase in cash                                             208,964       212,326

Cash, beginning of period                                     58,719        26,010
                                                         -----------   -----------

Cash, end of period                                      $   267,683   $   238,336
                                                         ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                           $ 1,648,999   $ 1,653,675
                                                         ===========   ===========




            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at March 31, 1996 and December 31, 1995 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month periods ended March 31, 1996 and 1995 were $444,306 and $405,787, respectively.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1996 and 1995 were $604,255 and $626,460, respectively.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     For the three months ended March 31, 1996, the Partnership generated net cash from operating activities totaling approximately $738,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $1,044,000 during the first three months of 1996. Approximately 63 percent of these expenditures were for service drops to homes. New plant construction accounted for approximately 14 percent and approximately 7 percent related to the rebuild and upgrade of portions of the Partnership's systems. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings from the Partnership's revolving credit facility. Budgeted capital expenditures for the remainder of 1996 are approximately $5,438,000. Approximately 36 percent of the remaining capital expenditures will be for service drops to homes. Approximately 23 percent of these remaining capital expenditures will be for new plant construction, and approximately 14 percent will be to continue the rebuild and upgrade of portions of the Partnership's systems. The remainder of the anticipated expenditures are for various enhancements in the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings available under the Partnership's revolving credit facility.

     On March 28, 1996, the Partnership amended its revolving credit facility to provide for a maximum of $90,000,000 in available borrowings and to extend the revolving credit period such that it now is scheduled to expire September 30, 1997. Also, on March 29, 1996, the Partnership borrowed $5,000,000 to repay substantially all advances then outstanding to the General Partner. At March 31, 1996, $83,500,000 was outstanding under the Partnership's revolving credit facility, leaving $6,500,000 of available borrowings, subject to certain financial covenants. Interest is at the Partnership's option of Prime plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. Additional borrowings will be used to provide funding for capital expenditures. The effective interest rates on outstanding obligations as of March 31, 1996 and 1995 were 6.93 percent and 7.77 percent, respectively.

     The Partnership has sufficient sources of capital in the form of borrowings available under the amended revolving credit facility and cash generated from operations to meet its presently anticipated liquidity and capital needs.

REGULATION AND LEGISLATION
- --------------------------

     The Partnership has filed cost-of-service showings in response to rulemakings concerning the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") for the Barrington System and the South Suburban System and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

     The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the Cable Communications Policy Act of 1984 and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.


RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership increased $770,381, or approximately 9 percent, to $8,886,111 for the three month period ended March 31, 1996 from $8,115,730 for the comparable 1995 period. An increase in the number of basic subscribers combined with basic service rate increases implemented in the Partnership's system accounted for the increase in revenues. The increase in the number of basic subscribers accounted for approximately 46 percent of the increase in revenues for the three months ended March 31, 1996. The Partnership has added approximately 4,586 basic subscribers since March 31, 1996. At March 31, 1996, the Partnership's systems had 79,897 basic subscribers compared to 75,311 basic subscribers at March 31, 1995, an increase of approximately 6 percent. The basic service rate increases accounted for approximately 36 percent of the increase in revenues. No other individual factors were significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $261,386, or approximately 5 percent, to $5,061,318 for the three month period ended March 31, 1996 compared to $4,799,932 for the comparable 1995 period. Operating expenses represented approximately 57 percent of revenue for the three month period ended March 31, 1996 as compared to approximately 59 percent for the comparable 1995 period. An increase in programming fees, which were due, in part, to the increase in the subscriber base, primarily accounted for the increase in operating expenses. No other factor contributed significantly to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $16,314, or approximately 2 percent, to $1,048,561 for the three month period ended March 31, 1996 compared to $1,032,247 for the comparable 1995 period. This increase was due to an increase in revenues, upon which such management fees are based.

     Depreciation and amortization expense decreased $312,238, or approximately 6 percent, to $5,315,886 for the three month period ended March 31, 1996 compared to $5,628,124 for the comparable 1995 period. This decrease was due to the maturation of the Partnership's depreciable asset base.

     Operating loss decreased $804,919, or approximately 24 percent, to $2,539,654 for the three month period ended March 31, 1996 compared to $3,344,573 for the comparable 1995 period. This decrease was the result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $492,681, or approximately 22 percent, to $2,776,232 for the three month period ended March 31, 1996 compared to $2,283,551 for the comparable 1995 period. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $187,801, or approximately 11 percent, to $1,538,836 for the three month period ended March 31, 1996 compared to $1,726,637 for the comparable 1995 period. This decrease was due to lower effective interest rates on interest bearing obligations.

     Net loss decreased $932,317, or approximately 18 percent, to $4,142,628 for the three month period ended March 31, 1996 from $5,074,945 for the comparable 1995 period. This decrease was due to the factors discussed above. These losses are expected to continue in the future.

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


                                         CABLE TV FUND 15-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:  /S/ Kevin P. Coyle
                                              --------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  May 13, 1996