Form 10-Q
period 1996-06-30
CABLE TV FUND 15-A LTD
filed 1996-08-14
CIK 849976

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996.
                               -------------
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_________ to_________.

                        Commission File Number 0-17733


                           CABLE TV FUND 15-A, LTD.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             #84-1091413
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                      ----------------------------------
                         Registrant's telephone number


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                            June 30,     December 31,
                 ASSETS                                       1996           1995
                 ------                                  -------------  -------------
CASH                                                     $    646,724   $     58,719

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $79,927 and $132,431 at June 30, 1996
  and December 31, 1995, respectively                         830,496        965,495

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                   76,910,057     74,582,334
  Less- accumulated depreciation                          (35,399,735)   (32,507,403)
                                                         ------------   ------------

                                                           41,510,322     42,074,931

  Franchise costs and other intangible assets, net of
    accumulated amortization of $94,716,271 and
     $87,030,946 at June 30, 1996 and December 31, 1995,
     respectively                                          25,106,701     32,782,026
                                                         ------------   ------------

          Total investment in cable television properties  66,617,023     74,856,957

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES             1,133,016      1,246,638
                                                         ------------   ------------

          Total assets                                   $ 69,227,259   $ 77,127,809
                                                         ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                     June 30,       December 31,
LIABILITIES AND PARTNERS' DEFICIT                      1996             1995
- ---------------------------------                --------------    -------------

LIABILITIES:
  Debt                                            $  84,276,621     $ 78,818,284
  Accounts payable - General Partner                          -        4,782,507
  Trade accounts payable and accrued liabilities      1,335,997        1,825,707
  Subscriber prepayments                                104,280           96,991
                                                  -------------     ------------

        Total liabilities                            85,716,898       85,523,489
                                                  -------------     ------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                   1,000            1,000
    Accumulated deficit                              (1,084,532)      (1,003,592)
                                                  -------------     ------------

                                                     (1,083,532)      (1,002,592)
                                                  -------------     ------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at June 30, 1996
      and December 31, 1995)                         90,575,991       90,575,991
    Accumulated deficit                            (105,982,098)     (97,969,079)
                                                   -------------    ------------

                                                    (15,406,107)      (7,393,088)
                                                   -------------    ------------

        Total liabilities and partners' deficit   $  69,227,259     $ 77,127,809
                                                  =============     ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                              For the Three Months Ended   For the Six Months Ended
                                                        June 30,                   June 30,
                                              --------------------------    -----------------------

                                                    1996           1995          1996          1995
                                             -----------    -----------   -----------   -----------

REVENUES                                     $ 9,267,555    $ 8,650,678   $18,153,666   $16,766,408

COSTS AND EXPENSES:
  Operating expenses                           5,285,074      4,836,797    10,346,392     9,636,729
  Management fees and allocated overhead
    from General Partner                       1,044,784        992,218     2,093,345     2,024,465
  Depreciation and amortization                5,319,003      5,653,481    10,634,889    11,286,707
                                             -----------    -----------   -----------   -----------

OPERATING LOSS                                (2,381,306)    (2,831,818)   (4,920,960)   (6,181,493)
                                             -----------    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                            (1,481,700)    (1,651,343)   (3,020,536)   (3,372,878)
  Other, net                                     (88,325)       (97,783)     (152,463)     (101,518)
                                             -----------    -----------   -----------   -----------

        Total other income (expense)          (1,570,025)    (1,749,126)   (3,172,999)   (3,474,396)
                                             -----------    -----------   -----------   -----------

NET LOSS                                     $(3,951,331)   $(4,580,944)  $(8,093,959)  $(9,655,889)
                                             ===========    ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                            $   (39,513)   $   (45,809)  $   (80,940)  $   (96,559)
                                             ===========    ===========   ===========   ===========

  Limited Partners                           $(3,911,818)   $(4,535,135)  $(8,013,019)  $(9,559,330)
                                             ===========    ===========   ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                               $(18.35)       $(21.27)      $(37.59)      $(44.84)
                                             ===========    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              213,174        213,174       213,174       213,174
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

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                      For the Six Months Ended
                                                                              June 30,
                                                                     --------------------------

                                                                         1996          1995
                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(8,093,959)  $(9,655,889)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Depreciation and amortization                             10,634,889    11,286,707
            Amortization of interest rate protection contract             37,692        37,692
          Decrease (increase) in trade receivables                       134,999       (91,001)
          Decrease in deposits, prepaid expenses and
            deferred charges                                              18,698       156,529
          Decrease in trade accounts payable, accrued liabilities
              and subscriber prepayments                                (482,421)      (88,116)
                                                                     -----------   -----------

          Net cash provided by operating activities                    2,249,898     1,645,922
                                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                (2,327,723)   (2,566,103)
    Franchise renewal                                                    (10,000)            -
                                                                     -----------   -----------

          Net cash used in investing activities                       (2,337,723)   (2,566,103)
                                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                           5,543,193     7,038,358
    Repayment of debt                                                    (84,856)      (76,803)
    Purchase of interest rate protection contract                              -      (150,750)
    Decrease in advances from General Partner                         (4,782,507)   (5,759,616)
                                                                     -----------   -----------

          Net cash provided by financing activities                      675,830     1,051,189
                                                                     -----------   -----------

Increase in cash                                                         588,005       131,008

Cash, beginning of period                                                 58,719        26,010
                                                                     -----------   -----------

Cash, end of period                                                  $   646,724   $   157,018
                                                                     ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                    $ 2,798,838   $ 3,271,465
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

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV
Fund 15-A, Ltd. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1996 were $463,377 and $907,683, respectively, compared to $432,534 and $838,320, respectively, for the similar 1995 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1996 were $581,407 and $1,185,662, respectively, compared to $559,684 and $1,186,145, respectively, for the similar 1995 periods.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, it has begun to solicit buyers for the Partnership's Barrington System and South Suburban System. There is no assurance as to the timing or terms of any sales.

     For the six months ended June 30, 1996, the Partnership generated net cash from operating activities totaling approximately $2,250,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $2,328,000 during the first six months of 1996. Approximately 55 percent of these expenditures were for service drops to homes. New plant construction accounted for approximately 15 percent and approximately 12 percent related to the rebuild and upgrade of portions of the Partnership's systems. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Partnership's revolving credit facility. Budgeted capital expenditures for the remainder of 1996 are approximately $4,154,000. Approximately 32 percent of the remaining capital expenditures will be for service drops to homes. Approximately 25 percent of these remaining capital expenditures will be for new plant construction, and approximately 14 percent will be to continue the rebuild and upgrade of portions of the Partnership's systems. The remainder of the anticipated expenditures are for various enhancements in the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings available under the Partnership's revolving credit facility.

     On March 28, 1996, the Partnership amended its revolving credit facility to provide for a maximum of $90,000,000 in available borrowings and to extend the revolving credit period to September 30, 1997. At June 30, 1996, $84,000,000 was outstanding under the Partnership's revolving credit facility, leaving $6,000,000 of available borrowings. Interest is at the Partnership's option of the Prime Rate plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of June 30, 1996 and 1995 were 7.04 percent and 7.62 percent, respectively.

     The Partnership has sufficient sources of capital in the form of borrowings available under its revolving credit facility and cash generated from operations to meet its presently anticipated liquidity and capital needs.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership increased $616,877, or approximately 7 percent, to $9,267,555 for the three month period ended June 30, 1996 from $8,650,678 for the comparable 1995 period. Revenues of the Partnership increased $1,387,258, or approximately 8 percent, to $18,153,666 for the six month period ended June 30, 1996 compared to $16,766,408 for the comparable 1995 period. An increase in the number of basic service subscribers combined with basic service rate increases implemented in the Partnership's systems primarily accounted for the increase in revenues. The increase in the number of basic service subscribers accounted for approximately 40 percent and 46 percent, respectively, of the increase in basic service revenues for the three and six months ended June 30, 1996. Basic service rate increases accounted for approximately 60 percent and 54 percent for the comparable 1995 periods. The Partnership has added approximately 4,649 basic service subscribers since June 30, 1995. At June 30, 1996, the Partnership's systems had 81,236 basic subscribers compared to 76,587 basic service subscribers at June 30, 1995, an increase of approximately 6 percent. No other individual factors were significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $448,277, or approximately 9 percent, to $5,285,074 for the three month period ended June 30, 1996 compared to $4,836,797 for the comparable 1995 period. Operating expenses increased $709,663, or approximately 7 percent, to $10,346,392 for the six month period ended June 30, 1996 compared to $9,636,729 for the comparable 1995 period. Operating expenses represented approximately 57 percent and 56 percent, respectively, of revenues for each of the three month periods ended June 30, 1996 and 1995, compared to approximately 57 percent of revenues for each of the six month periods ended June 30, 1996 and 1995. An increase in programming fees primarily accounted for the increases in operating expenses. No other factor contributed significantly to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $52,566, or approximately 5 percent, to $1,044,784 for the three month period ended June 30, 1996 compared to $992,218 for the comparable 1995 period. Management fees and allocated overhead from the General Partner increased $68,880, or approximately 3 percent, to $2,093,345 for the six month period ended June 30, 1996 compared to $2,024,465 for the comparable 1995 period. These increases were due to the increase in revenues, upon which such fees and allocations are based.

     Depreciation and amortization expense decreased $334,478, or approximately 6 percent, to $5,319,003 for the three month period ended June 30, 1996 compared to $5,653,481 for the comparable 1995 period. Depreciation and amortization expense decreased $651,818, or approximately 6 percent, to $10,634,889 for the six month period ended June 30, 1996 compared to $11,286,707 for the comparable 1995 period. These decreases were due to the maturation of the Partnership's depreciable asset base.

     Operating loss decreased $450,512, or approximately 16 percent, to $2,381,306 for the three month period ended June 30, 1996 compared to $2,831,818 for the comparable 1995 period. Operating loss decreased $1,260,533, or approximately 20 percent, to $4,920,960 for the six month period ended June 30, 1996 compared to $6,181,493 for the comparable 1995 period. These decreases were the result of increases in revenues and decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $116,034, or approximately 4 percent, to $2,937,697 for the three month period ended June 30, 1996 compared to $2,821,663 for the comparable 1995 period. Operating income before depreciation and amortization increased $608,715, or approximately 12 percent, to $5,713,929 for the six month period ended June 30, 1996 from $5,105,214 for the similar 1995 period. These increases were due to increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $169,643, or approximately 10 percent, to $1,481,700 for the three month period ended June 30, 1996 compared to $1,651,343 for the comparable 1995 period. Interest expense decreased $352,342, or approximately 10 percent, to $3,020,536 for the six month period ended June 30, 1996 from $3,372,878 for the comparable 1995 period. These decreases were due to lower effective interest rates on interest bearing obligations.

     Net loss decreased $629,613, or approximately 14 percent, to $3,951,331 for the three month period ended June 30, 1996 from $4,580,944 for the comparable
1995 period.    Net loss decreased $1,561,930, or approximately 16 percent, to
$8,093,959 for the six month period ended June 30, 1996 from $9,655,889 for the comparable 1995 period. These decreases were due to the factors discussed above. These losses are expected to continue in the future.

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


                                       CABLE TV FUND 15-A, LTD.
                                       BY: JONES INTERCABLE, INC.
                                           General Partner



                                       By: /S/ Kevin P. Coyle
                                           ----------------------------
                                           Kevin P. Coyle
                                           Group Vice President/Finance
                                           (Principal Financial Officer)

Dated:  August 14, 1996