Form 10-Q
period 1996-09-30
CABLE TV FUND 15-A LTD
filed 1996-11-13
CIK 849976

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x]  Quarterly report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 1996.
                                                    ------------------
[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from             to             .
                                                    ------------    -----------

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

Yes   X                                                         No ______
    -----

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                 September 30,   December 31,
                      ASSETS                                          1996           1995
                      ------                                     --------------  -------------

CASH                                                              $    310,745   $     58,719

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $74,913 and $132,431 at September 30, 1996
  and December 31, 1995, respectively                                  808,558        965,495

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                            78,545,919     74,582,334
  Less- accumulated depreciation                                   (36,834,440)   (32,507,403)
                                                                  ------------   ------------

                                                                    41,711,479     42,074,931

  Franchise costs and other intangible assets, net of
    accumulated amortization of $98,559,074 and
     $87,030,946 at September 30, 1996 and December 31, 1995,
     respectively                                                   21,263,898     32,782,026
                                                                  ------------   ------------

          Total investment in cable television properties           62,975,377     74,856,957

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                      1,018,208      1,246,638
                                                                  ------------   ------------

          Total assets                                            $ 65,112,888   $ 77,127,809
                                                                  ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                    September 30,   December 31,
   LIABILITIES AND PARTNERS' DEFICIT                    1996           1995
   ---------------------------------               --------------  -------------

LIABILITIES:
  Debt                                              $  84,330,035   $ 78,818,284
  Accounts payable - General Partner                            -      4,782,507
  Trade accounts payable and accrued liabilities        1,182,635      1,825,707
  Subscriber prepayments                                  116,712         96,991
                                                    -------------   ------------

        Total liabilities                              85,629,382     85,523,489
                                                    -------------   ------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                     1,000          1,000
    Accumulated deficit                                (1,124,800)    (1,003,592)
                                                    -------------   ------------

                                                       (1,123,800)    (1,002,592)
                                                    -------------   ------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at September 30, 1996
      and December 31, 1995)                           90,575,991     90,575,991
    Accumulated deficit                              (109,968,685)   (97,969,079)
                                                    -------------   ------------

                                                      (19,392,694)    (7,393,088)
                                                    -------------   ------------

        Total liabilities and partners' deficit     $  65,112,888   $ 77,127,809
                                                    =============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                             For the Three Months Ended    For the Nine Months Ended
                                                   September 30,                 September 30,
                                            ----------------------------  ----------------------------

                                                 1996           1995           1996           1995
                                             -----------    -----------   ------------   ------------

REVENUES                                     $ 9,386,239    $ 8,632,012   $ 27,539,905   $ 25,398,420

COSTS AND EXPENSES:
  Operating expenses                           5,336,741      4,863,093     15,683,133     14,499,822
  Management fees and allocated overhead
    from General Partner                         999,311      1,011,168      3,092,656      3,035,633
  Depreciation and amortization                5,322,764      5,534,004     15,957,653     16,820,711
                                             -----------    -----------   ------------   ------------

OPERATING LOSS                                (2,272,577)    (2,776,253)    (7,193,537)    (8,957,746)
                                             -----------    -----------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                            (1,564,936)    (1,633,521)    (4,585,472)    (5,006,399)
  Other, net                                    (189,342)        67,762       (341,805)       (33,756)
                                             -----------    -----------   ------------   ------------

        Total other income (expense)          (1,754,278)    (1,565,759)    (4,927,277)    (5,040,155)
                                             -----------    -----------   ------------   ------------

NET LOSS                                     $(4,026,855)   $(4,342,012)  $(12,120,814)  $(13,997,901)
                                             ===========    ===========   ============   ============

ALLOCATION OF NET LOSS:
  General Partner                            $   (40,268)   $   (43,420)  $   (121,208)  $   (139,979)
                                             ===========    ===========   ============   ============

  Limited Partners                           $(3,986,587)   $(4,298,592)  $(11,999,606)  $(13,857,922)
                                             ===========    ===========   ============   ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                               $(18.70)       $(20.16)       $(56.29)       $(65.00)
                                             ===========    ===========   ============   ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              213,174        213,174        213,174        213,174
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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                     ----------------------------

                                                                         1996            1995
                                                                     ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(12,120,814)   $(13,997,901)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
          Depreciation and amortization                                15,957,653      16,820,711
          Amortization of interest rate protection contract                56,535          56,535
          Decrease (increase) in trade receivables                        156,937        (315,082)
          Decrease (increase) in deposits, prepaid expenses
            and deferred charges                                           69,407         (47,490)
          Decrease in trade accounts payable, accrued liabilities
            and subscriber prepayments                                   (623,351)       (197,610)
                                                                     ------------    ------------

          Net cash provided by operating activities                     3,496,367       2,319,163
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                 (3,963,585)     (4,260,533)
    Franchise renewal                                                     (10,000)              -
                                                                     ------------    ------------

          Net cash used in investing activities                        (3,973,585)     (4,260,533)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                            5,643,924       8,594,022
    Repayment of debt                                                    (132,173)       (119,860)
    Decrease in advances from General Partner                          (4,782,507)     (6,222,548)
                                                                     ------------    ------------

          Net cash provided by financing activities                       729,244       2,251,614
                                                                     ------------    ------------

Increase in cash                                                          252,026         310,244

Cash, beginning of period                                                  58,719          26,010
                                                                     ------------    ------------

Cash, end of period                                                  $    310,745    $    336,254
                                                                     ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                    $  4,738,621    $  4,892,358
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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and nine month periods ended September 30, 1996 were $469,312 and $1,376,995, respectively, compared to $431,601 and $1,269,921, respectively, for the similar 1995 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1996 were $529,999 and $1,715,661, respectively, compared to $579,567 and $1,765,712, respectively, for the similar 1995 periods.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Barrington System and the South Suburban System, along with other Chicago-area systems owned or managed by the General Partner and its affiliates were recently marketed for sale. The deadline set by the General Partner for receipt of indications of interest for such systems from prospective buyers was October 15, 1996. The General Partner did not receive any offer for the Barrington System or the South Suburban System. The General Partner will continue to explore other alternatives for sale; however, no specific plans have yet been determined. There is no assurance as to the timing or terms of any sales.

     For the nine months ended September 30, 1996, the Partnership generated net cash from operating activities totaling approximately $3,496,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $3,964,000 during the first nine months of 1996. Approximately 50 percent of these expenditures was for service drops to homes. New plant construction accounted for approximately 17 percent and approximately 14 percent related to the rebuild and upgrade of portions of the Partnership's systems. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Partnership's revolving credit facility. Anticipated capital expenditures for the remainder of 1996 are approximately $2,560,000. Approximately 30 percent of these remaining capital expenditures will relate to new plant construction. Approximately 25 percent of the remaining capital expenditures will relate to service drops to homes and approximately 12 percent will relate to continuing the rebuild and upgrade of portions of the Partnership's systems. The remainder of the anticipated expenditures is for various enhancements in the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings available under the Partnership's revolving credit facility.

     On March 28, 1996, the Partnership amended its revolving credit facility to provide for a maximum of $90,000,000 in available borrowings and to extend the revolving credit period to September 30, 1997. At September 30, 1996, $84,000,000 was outstanding under the Partnership's revolving credit facility, leaving $6,000,000 of available borrowings. Interest is at the Partnership's option of the Prime Rate plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of September 30, 1996 and 1995 were 6.58 percent and 7.39 percent, respectively.

     The Partnership has sufficient sources of capital in the form of borrowings available under its revolving credit facility and cash generated from operations to meet its presently anticipated liquidity and capital needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $754,227, or approximately 9 percent, to $9,386,239 for the three month period ended September 30, 1996 from $8,632,012 for the comparable period in 1995. Revenues increased $2,141,485, or approximately 8 percent, to $27,539,905 for the nine month period ended September 30, 1996 from $25,398,420 for the comparable period in 1995. An increase in the number of basic service subscribers combined with basic service rate increases implemented in the Partnership's systems primarily accounted for the increases in revenues. The increase in the number of basic service subscribers accounted for approximately 38 percent and 41 percent, respectively, of the increase in basic service revenues for the three and nine month periods ended September 30, 1996. The number of basic service subscribers increased by 4,326 subscribers, or approximately 6 percent, to 81,709 subscribers for the nine month period ended September 30, 1996 from 77,383 subscribers for the comparable period in 1995. Basic service rate increases accounted for approximately 62 percent and 59 percent, respectively, of the increase in basic service revenues for the three and nine month periods ended September 30, 1996. No other individual factors were significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $473,648, or approximately 10 percent, to $5,336,741 for the three month period ended September 30, 1996 from $4,863,093 for the comparable period in 1995. Operating expenses increased $1,183,311, or approximately 8 percent, to $15,683,133 for the nine month period ended September 30, 1996 from $14,499,822 for the comparable period in 1995. Operating expenses represented approximately 57 percent and 56 percent, respectively, of revenues for the three month periods ended September 30, 1996 and 1995, and approximately 57 percent for each of the nine month periods ended September 30, 1996 and 1995. Increases in programming fees primarily accounted for the increases in operating expenses. No other factor contributed significantly to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $11,857, or approximately 1 percent, to $999,311 for the three month period ended September 30, 1996 from $1,011,168 for the comparable period in 1995. This decrease was due to a decrease in allocated overhead from the General Partner. Management fees and allocated overhead from the General Partner increased $57,023, or approximately 2 percent, to $3,092,656 for the nine month period ended September 30, 1996 from $3,035,633 for the comparable period in 1995. This increase was due to an increase in management fees due to the increase in revenues, upon which such management fees are based.

     Depreciation and amortization expense decreased $211,240, or approximately 4 percent, to $5,322,764 for the three month period ended September 30, 1996 from $5,534,004 for the comparable period in 1995. Depreciation and amortization expense decreased $863,058, or approximately 5 percent, to $15,957,653 for the nine month period ended September 30, 1996 from $16,820,711 for the comparable period in 1995. These decreases were due to the maturation of the Partnership's asset base.

     The Partnership's operating loss decreased $503,676, or approximately 18 percent, to $2,272,577 for the three month period ended September 30, 1996 from $2,776,253 for the comparable period in 1995. This decrease was due to the increase in revenues, the decrease in management fees and allocated overhead from the General Partner and the decrease in depreciation and amortization expense exceeding the increase in operating expenses. Operating loss decreased $1,764,209, or approximately 20 percent, to $7,193,537 for the nine month period ended September 30, 1996 from $8,957,746 for the comparable period in 1995.
This decrease was due to the increase in revenues and decrease in depreciation and amortization expense exceeding the increase in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $292,436, or approximately 11 percent, to $3,050,187 for the three month period ended September 30, 1996 from $2,757,751 for the comparable period in 1995. This increase was due to the increase in revenues and decrease in management fees and allocated overhead from the General Partner exceeding the increase in operating expenses. Operating income before depreciation and amortization increased $901,151, or approximately 11 percent, to $8,764,116 for the nine month period ended September 30, 1996 from $7,862,965 for the comparable period in 1995. This increase was due to the increase in revenues exceeding the increase in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $68,585, or approximately 4 percent, to $1,564,936 for the three month period ended September 30, 1996 from $1,633,521 for the comparable period in 1995. Interest expense decreased $420,927, or approximately 8 percent, to $4,585,472 for the nine month period ended September 30, 1996 to $5,006,399 for the comparable period in 1995. These decreases were due to lower effective interest rates on the Partnership's interest bearing obligations.

     Net loss decreased $315,157, or approximately 7 percent, to $4,026,855 for the three months ended September 30, 1996 compared to $4,342,012 for the similar 1995 period. Net loss decreased $1,877,087, or approximately 13 percent, to $12,120,814 for the nine months ended September 30, 1996 compared to $13,997,901 for the similar 1995 period. These decreases were due to the factors discussed above. These losses are expected to continue in the future.

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


                                         CABLE TV FUND 15-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:  /S/ Kevin P. Coyle
                                              ----------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  November 13, 1996