Form 10-K
period 1996-12-31
CABLE TV FUND 15-A LTD
filed 1997-03-28
CIK 849976

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from      to

Commission file number:    0-17733

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
            (Exact name of registrant as specified in its charter)

           Colorado                                      84-1091413
           --------                                      ----------
    (State of Organization)                    (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309          (303) 792-3111
----------------------------------------------------   --------------
(Address of principal executive office and Zip Code)   (Registrant's telephone
                                                        no. including area code)

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

     Yes   X                                              No
          ---                                                 ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                        ---



                  DOCUMENTS INCORPORATED BY REFERENCE:  None

          Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

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

          It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Barrington System and the South Suburban System, along with other Chicago-area systems owned or managed by the General Partner and its affiliates, were marketed for sale in 1996. The deadline set by the General Partner for receipt of indications of interest for such systems from prospective buyers was October 15, 1996. The General Partner did not receive any offer for the Barrington System or the South Suburban System. The General Partner will continue to explore other alternatives for sale. There is no assurance as to the timing or terms of any sales.

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

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1996, the Systems' monthly basic service rates ranged from $7.99 to $13.11, monthly basic and tier ("basic plus") service rates ranged from $19.99 to $26.58 and monthly premium services ranged from $3.95 to $12.95 per premium service. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $42.47; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1996 of the total fees received by the Systems, basic service and tier service fees accounted for approximately 63% of total revenues, premium service fees accounted for approximately 18% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 7% of total revenues and the remaining 9% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

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

          The Partnership holds 29 franchises relating to the Systems. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Partnership has never had a franchise revoked. The Partnership is currently negotiating the renewal of nine franchises that are either operating under extensions or will expire prior to December 31, 1997. The General Partner has no reason to believe that such franchises will not be renewed in due course. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

          COMPETITION. Cable television systems currently experience competition from several sources.

          Broadcast Television.  Cable television systems have traditionally
          --------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by the General Partner. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems.
DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone.  Federal cross-ownership restrictions historically limited
          ---------
entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. Ameritech has obtained a franchise authorizing it to provide cable television service to the community of Vernon Hills, which is located in the Partnership's Barrington System, but Ameritech has not commenced construction of cable plant in Vernon Hills. Ameritech has already begun cable service in Naperville, Illinois and has also obtained a franchise for Glen Ellyn, Illinois both of which are currently served by cable systems owned by two partnerships managed by the General Partner. The General Partner cannot predict at this time the extent of telephone company competition that will emerge to owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the General Partner's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

          Private Cable.  Additional competition is provided by private cable
          -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, the Partnership has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Partnership is interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

          Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION
--------------------------

          The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

          Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

          The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

          Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

          Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

          Additional Ownership Restrictions.  The 1996 Telecom Act eliminates
          ---------------------------------
statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

          Copyright.  Cable television systems are subject to federal copyright
          ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

          State and Local Regulation.  Cable television systems generally are
          --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

          Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

          GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The Systems have had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The Partnership's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

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


                              ITEM 2.  PROPERTIES
                              -------------------

          The cable television systems owned by the Partnership are described below:

              SYSTEM                             ACQUISITION DATE
              ------                             ----------------

          Barrington                              December 1989
          South Suburban                          September 1990

          The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996 the Barrington System operated cable plant passing approximately 69,900 homes, with an approximate 66% penetration rate, and the South Suburban System operated cable plant passing approximately 61,900 homes, with an approximate 58% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.


                                            At December 31,
                                      -------------------------
Barrington System                      1996     1995     1994
-----------------                     -------  -------  -------
Monthly basic service rate            $ 26.58  $ 25.08  $ 23.58
Basic subscribers                      46,266   44,085   41,330
Pay units                              38,812   37,643   36,333


                                            At December 31,
                                      -------------------------
South Suburban System                  1996     1995     1994
---------------------                 -------  -------  -------
Monthly basic service rate            $ 23.90  $ 22.40  $ 20.90
Basic subscribers                      36,472   34,741   32,711
Pay units                              31,228   30,519   31,082


                          ITEM 3.  LEGAL PROCEEDINGS
                          --------------------------

          None.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

          None.


                                   PART II.
                                   --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1996, several partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $170 to $195 per interest. As of February 14, 1997 the number of equity security holders in the Partnership was 11,740.

Item 6. Selected Financial Data
-------------------------------

                                                           For the Year Ended December 31,
                                       -------------------------------------------------------------------------
Cable TV Fund 15-A, Ltd.                   1996           1995           1994           1993           1992
-------------------------------------  -------------  -------------  -------------  -------------  -------------

Revenues                               $ 37,280,733   $ 34,225,349   $ 31,086,361   $ 30,139,742   $ 27,478,157
Depreciation and Amortization            21,219,039     22,103,416     22,409,936     21,921,234     20,970,611
Operating Loss                           (9,215,988)   (11,587,702)   (12,760,453)   (11,405,328)   (11,660,432)
Net Loss                                (16,193,666)   (18,258,258)   (17,968,299)   (16,147,302)   (18,244,077)
Net Loss per Limited
  Partnership Unit                           (75.20)        (84.79)        (83.45)        (74.99)        (84.73)
Weighted Average Number of Limited
  Partnership Units Outstanding             213,714        213,174        213,174        213,174        213,174
General Partner's Deficit                (1,164,529)    (1,002,592)      (820,009)      (640,326)      (478,853)
Limited Partners' Capital (Deficit)     (23,424,817)    (7,393,088)    10,682,587     28,471,203     44,457,032
Total Assets                             61,956,101     77,127,809     92,800,087    108,708,332    124,778,551
Debt                                     83,824,072     78,818,284     70,287,693     70,694,251     70,674,319
General Partner Advances                    430,624      4,782,507     10,952,538      8,630,540      7,609,685


Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

                            CABLE TV FUND 15-A, LTD.
                            ------------------------

          The following discussion of the financial condition and results of operations of Cable TV Fund 15-A, Ltd. (the "Partnership") contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

          It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Barrington System and the South Suburban System, along with other Chicago-area systems owned or managed by the General Partner and its affiliates, were marketed for sale in 1996. The deadline set by the General Partner for receipt of indications of interest for such systems from prospective buyers was October 15, 1996. The General Partner did not receive any offer for the Barrington System or the South Suburban System. The General Partner will continue to explore other alternatives for sale. There is no assurance as to the timing or terms of any sales.

          For the twelve months ended December 31, 1996, the Partnership generated net cash from operating activities totaling approximately $5,526,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $5,786,000 in 1996. Approximately 46 percent of these expenditures was for service drops to homes. New plant construction accounted for approximately 20 percent and approximately 10 percent related to the rebuild and upgrade of portions of the Partnership's systems. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings under the Partnership's revolving credit facility. Anticipated capital expenditures for 1997 are approximately $4,837,000. Approximately 54 percent of these capital expenditures will relate to service drops to homes. Approximately 14 percent of the capital expenditures will relate to new plant construction and approximately 12 percent will relate to continuing the rebuild and upgrade of portions of the Partnership's systems. The remainder of the anticipated expenditures is for various enhancements in the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings available under the Partnership's revolving credit facility.

          On March 28, 1996, the Partnership amended its revolving credit facility to provide for a maximum of $90,000,000 in available borrowings and to extend the revolving credit period to September 30, 1997. The revolving credit facility converts to a term loan on September 30, 1997, with annual principal installments due at the end of each calendar year and a final maturity date of March 31, 2004. Installments due in 1997 will be 4 percent of the outstanding balance of the converted term loan at September 30, 1997. At December 31, 1996, $83,500,000 was outstanding under the Partnership's revolving credit facility, leaving $6,500,000 of available borrowings until September 30, 1997. Interest is at the Partnership's option of the Prime Rate plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of December 31, 1996 and 1995 were 7.08 percent and 7.40 percent, respectively.

          The Partnership has sufficient sources of capital in the form of borrowings available under its revolving credit facility and cash generated from operations to meet its presently anticipated liquidity and capital needs.

RESULTS OF OPERATIONS
---------------------

          1996 compared to 1995
          ---------------------

          Revenues of the Partnership increased $3,055,384, or approximately 9 percent, to $37,280,733 in 1996 from $34,225,349 in 1995. An increase in the number of basic subscribers combined with basic service rate increases implemented in the Partnership's systems primarily accounted for the increase in revenues. The number of basic subscribers increased 3,912 subscribers, or approximately 5 percent, to 82,738 subscribers in 1996 from 78,826 subscribers. The increase in the number of basic subscribers accounted for approximately 40 percent of the increase in revenues and basic service rate increases accounted for approximately 31 percent of the increase in revenues. No other individual factor contributed significantly to the increase in revenues.

          Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

          Operating expenses of the Partnership increased $1,447,344, or approximately 7 percent, to $21,003,796 in 1996 from $19,556,452 in 1995.
Operating expenses represented approximately 56 percent of revenue in 1996 compared to approximately 57 percent in 1995. Increases in programming fees and personnel related costs were primarily responsible for the increase in operating expenses. No other individual factor contributed significantly to the increase in operating expenses.

          Management fees and allocated overhead from the General Partner increased $120,703, or approximately 3 percent, to $4,273,886 in 1996 from $4,153,183 in 1995. The increase was due primarily to the increase in revenues, upon which management fees are based.

          Depreciation and amortization expense decreased $884,377, or approximately 4 percent, to $21,219,039 in 1996 from $22,103,416 in 1995 due to the maturation of the Partnership's depreciable asset base.

          Operating loss decreased $2,371,714, or approximately 20 percent, to $9,215,988 in 1996 from $11,587,702 in 1995. This decrease was due to the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

          The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $1,487,337, or approximately 14 percent, to $12,003,051 in 1996 from $10,515,714 in 1995, due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

          Interest expense decreased $175,851, or approximately 3 percent, to $6,451,648 in 1996 from $6,627,499 in 1995, due to lower interest rates on interest bearing obligations.

          Net loss decreased $2,064,592, or approximately 11 percent, to $16,193,666 in 1996 from $18,258,258 in 1995. Such losses were the result of the factors discussed above.

          1995 compared to 1994
          ---------------------

          Revenues increased $3,138,988, or approximately 10 percent, to $34,225,349 in 1995 from $31,086,361 in 1994. An increase in the number of basic subscribers combined with basic service rate increases implemented in the Partnership's systems primarily accounted for the increase in revenues. The increase in the number of basic subscribers accounted for approximately 56 percent of the increase in revenues. At December 31, 1995, the Partnership's systems had 78,826 basic subscribers compared to 74,041 basic subscribers at December 31, 1994, an increase of approximately 6 percent. The basic service rate increases accounted for approximately 40 percent of the increase in revenues. No other individual factor contributed significantly to the increase in revenues.

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

          Net loss increased $289,959, or approximately 2 percent, to $18,258,258 in 1995 from $17,968,299 in 1994. Such losses were the result of the factors discussed above.

Item 8.  Financial Statements
-----------------------------


                            CABLE TV FUND 15-A, LTD.
                            ------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------

                                     INDEX
                                     -----


                                            Page
                                         ----------
Report of Independent Public Accountants     15

Balance Sheets                               16

Statements of Operations                     18

Statements of Partners' Capital (Deficit)    19

Statements of Cash Flows                     20

Notes to Financial Statements                21


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 15-A, Ltd.:

          We have audited the accompanying balance sheets of CABLE TV FUND 15-A, LTD. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 15-A, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 7, 1997.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                                       December 31,
                                                               ----------------------------
                       ASSETS                                      1996           1995
                       ------                                  -------------  -------------
CASH                                                           $    452,484   $     58,719

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $58,936 and $132,431
  at December 31, 1996 and 1995, respectively                       850,977        965,495

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                         80,368,193     74,582,334
  Less- accumulated depreciation                                (38,212,602)   (32,507,403)
                                                               ------------   ------------
                                                                 42,155,591     42,074,931

  Franchise costs and other intangible assets, net of
    accumulated amortization of $102,216,387 and
    $87,030,946 at December 31, 1996 and 1995, respectively      17,606,585     32,782,026
                                                               ------------   ------------

              Total investment in cable
                television properties                            59,762,176     74,856,957

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                     890,464      1,246,638
                                                               ------------   ------------

              Total assets                                     $ 61,956,101   $ 77,127,809
                                                               ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                             December 31,
                                                    -----------------------------
    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)          1996           1995
--------------------------------------------------  --------------  -------------
LIABILITIES:
  Debt                                              $  83,824,072   $ 78,818,284
  General Partner advances                                430,624      4,782,507
  Trade accounts payable and accrued liabilities        2,173,095      1,825,707
  Subscriber prepayments                                  117,656         96,991
                                                    -------------   ------------

          Total liabilities                            86,545,447     85,523,489
                                                    -------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                     1,000          1,000
    Accumulated deficit                                (1,165,529)    (1,003,592)
                                                    -------------   ------------

                                                       (1,164,529)    (1,002,592)
                                                    -------------   ------------

  Limited Partners-
    Net contributed capital
      (213,174 units outstanding at
      December 31, 1996 and 1995)                      90,575,991     90,575,991
    Accumulated deficit                              (114,000,808)   (97,969,079)
                                                    -------------   ------------

                                                      (23,424,817)    (7,393,088)
                                                    -------------   ------------

          Total liabilities and
            partners' capital (deficit)             $  61,956,101   $ 77,127,809
                                                    =============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                For the Year Ended December 31,
                                          -------------------------------------------
                                              1996           1995           1994
                                          -------------  -------------  -------------
REVENUES                                  $ 37,280,733   $ 34,225,349   $ 31,086,361

COSTS AND EXPENSES:
  Operating expenses                        21,003,796     19,556,452     17,531,463
  Management fees and allocated
    overhead from General Partner            4,273,886      4,153,183      3,905,415
  Depreciation and amortization             21,219,039     22,103,416     22,409,936
                                          ------------   ------------   ------------

OPERATING LOSS                              (9,215,988)   (11,587,702)   (12,760,453)
                                          ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                          (6,451,648)    (6,627,499)    (4,953,310)
  Other, net                                  (526,030)       (43,057)      (254,536)
                                          ------------   ------------   ------------

          Total other income (expense)      (6,977,678)    (6,670,556)    (5,207,846)
                                          ------------   ------------   ------------

NET LOSS                                  $(16,193,666)  $(18,258,258)  $(17,968,299)
                                          ============   ============   ============

ALLOCATION OF NET LOSS:
  General Partner                         $   (161,937)  $   (182,583)  $   (179,683)
                                          ============   ============   ============

  Limited Partners                        $(16,031,729)  $(18,075,675)  $(17,788,616)
                                          ============   ============   ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                        $     (75.20)  $     (84.79)  $     (83.45)
                                          ============   ============   ============

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                  213,174        213,174        213,174
                                          ============   ============   ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                      For the Year Ended December 31,
                               --------------------------------------------
                                    1996            1995           1994
                               -------------- -------------- --------------
GENERAL PARTNER:

  Balance, beginning of year    $ (1,002,592)  $   (820,009)  $   (640,326)
  Net loss for year                 (161,937)      (182,583)      (179,683)
                                ------------   ------------   ------------

  Balance, end of year          $ (1,164,529)  $ (1,002,592)  $   (820,009)
                                ============   ============   ============

LIMITED PARTNERS:
  Balance, beginning of year    $ (7,393,088)  $ 10,682,587   $ 28,471,203
  Net loss for year              (16,031,729)   (18,075,675)   (17,788,616)
                                ------------   ------------   ------------

  Balance, end of year          $(23,424,817)  $ (7,393,088)  $ 10,682,587
                                ============   ============   ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                 For the Year Ended December 31,
                                                           -------------------------------------------
                                                               1996           1995           1994
                                                           -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(16,193,666)  $(18,258,258)  $(17,968,299)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Depreciation and amortization                          21,219,039     22,103,416     22,409,936
      Amortization of interest rate protection contract          75,375         75,375              -
      Decrease (increase) in trade receivables                  114,518       (346,752)      (164,385)
      Increase in deposits, prepaid expenses
        and deferred charges                                    (57,600)       (36,497)      (289,674)
      Increase in trade accounts payable and accrued
        liabilities and subscriber prepayments                  368,053        225,420        144,614
                                                           ------------   ------------   ------------

          Net cash provided by operating activities           5,525,719      3,762,704      4,132,192
                                                           ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                    (5,785,859)    (6,090,555)    (6,188,536)
                                                           ------------   ------------   ------------

          Net cash used in investing activities              (5,785,859)    (6,090,555)    (6,188,536)
                                                           ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                    5,688,725      8,696,192     70,224,678
  Repayment of debt                                            (682,937)      (165,601)   (70,631,236)
  Increase (decrease) in advances from
    General Partner                                          (4,351,883)    (6,170,031)     2,321,998
                                                           ------------   ------------   ------------

          Net cash provided by financing activities             653,905      2,360,560      1,915,440
                                                           ------------   ------------   ------------

Increase (decrease) in cash                                     393,765         32,709       (140,904)

Cash, beginning of year                                          58,719         26,010        166,914
                                                           ------------   ------------   ------------

Cash, end of year                                          $    452,484   $     58,719   $     26,010
                                                           ============   ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                            $  6,228,037   $  6,318,316   $  4,880,346
                                                           ============   ============   ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

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

     Contributed Capital, Commissions and Syndication Costs
     ------------------------------------------------------

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

     Partnership Acquisitions
     ------------------------

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

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

     Property, Plant and Equipment
     -----------------------------

     Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

     Cable distribution systems         5 - 15  years
     Equipment and tools                3 -  5  years
     Office furniture and equipment          5  years
     Buildings                          10- 20  years
     Vehicles                                3  years

     Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

     Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

     Intangible Assets
     -----------------

     Costs assigned to franchises and subscriber lists are being amortized using the straight-line method over the following remaining estimated useful lives:


     Franchise costs                         1 -  4  years
     Subscriber lists                        1 -  4  years
     Costs in excess of interests in net
      assets purchased                           34  years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

     Reclassification
     ----------------

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     Intercable manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Partnership for the years ended December 31, 1996, 1995 and 1994 were $1,864,037, $1,711,267 and $1,554,318, respectively.

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

     The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to Intercable for allocated overhead and administrative expenses for the years ended December 31, 1996, 1995 and 1994 were $2,409,849, $2,441,916 and $2,351,097, respectively.

     The Partnership was charged interest during 1996 at an average interest rate of 8.58 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Intercable for the years ended December 31, 1996, 1995 and 1994 was $273,827, $724,127 and $898,722, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership receives programming from Superaudio, Jones Education Company, Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

     Payments to Superaudio totaled $12,783, $11,303 and $11,268 in 1996, 1995 and 1994, respectively. Payments to Jones Education Company totaled $114,703, $101,247 and $51,950 in 1996, 1995 and 1994, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $3,937 in 1996.

     The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $56,078, $26,854 and $1,472 in 1996, 1995 and 1994, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:

                                             December 31,
                                      ---------------------------
                                           1996          1995
                                      -----------    ------------
 Cable distribution systems           $ 75,288,599   $ 69,900,792
 Equipment and tools                     2,676,421      2,344,523
 Office furniture and equipment            654,576        562,802
 Buildings                                 638,343        638,343
 Vehicles                                  932,254        957,874
 Land                                      178,000        178,000
                                      ------------   ------------

                                        80,368,193     74,582,334

   Less:  accumulated depreciation     (38,212,602)   (32,507,403)
                                      ------------   ------------

                                      $ 42,155,591   $ 42,074,931
                                      ============   ============

(5)  DEBT
     ----

 Debt consists of the following:             December 31,
                                      ---------------------------
                                           1996           1995
                                      -----------    ------------
 Lending institutions-
  Revolving credit and term loan      $ 83,500,000   $ 78,500,000

 Capital lease obligations                 324,072        318,284
                                      ------------   ------------

                                      $ 83,824,072   $ 78,818,284
                                      ============   ============


     On March 28, 1996, the Partnership amended its revolving credit facility to provide for a maximum of $90,000,000 in available borrowings and to extend the revolving credit period to September 30, 1997. The revolving credit facility converts to a term loan on September 30, 1997, with annual principal installments due at the end of each calendar year and a final maturity date of March 31, 2004. Installments due in 1997 will be 4 percent of the outstanding balance of the converted term loan at September 30, 1997. At December 31, 1996, $83,500,000 was outstanding under the Partnership's revolving credit facility, leaving $6,500,000 of available borrowings until September 30, 1997. Interest is at the Partnership's option of the Prime Rate plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of December 31, 1996 and 1995 were 7.08 percent and 7.40 percent, respectively.

     During January 1995, the Partnership entered into interest rate cap agreements covering outstanding debt obligations totaling $35,000,000. The Partnership paid fees totaling $150,750. The agreements protect the Partnership from interest rates that exceed 9 percent for a two year period. The fees were charged to interest expense over the life of these agreements using the straight-line method.

     At December 31, 1996, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future cash flows using the Partnership's current incremental rate of borrowing for a similar liability as well as on other factors.

     Installments due on debt principal for each of the five years in the period ending December 31, 2001 and thereafter, respectively, are: $3,437,222, $5,942,222, $8,447,222, $10,887,406, $12,525,000 and $42,585,000. At December
31, 1996, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

(6)  INCOME TAXES
     ------------

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

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $123,430, $120,120 and $125,648, respectively, for the years ended December 31, 1996, 1995 and 1994. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2001 and thereafter are as follows:


        1997          $153,087
        1998            74,566
        1999            64,812
        2000            58,056
        2001            16,886
        Thereafter       8,400
                      --------
                      $375,807
                      =======

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:


                                        For the Year Ended December 31,
                                     -------------------------------------
                                          1996         1995        1994
                                     -----------  -----------  -----------
Maintenance and repairs              $   201,270  $   193,886  $   190,432
                                     ===========  ===========  ===========

Taxes, other than income and
   payroll taxes                     $    88,981  $    64,056  $    96,020
                                     ===========  ===========  ===========

Advertising                          $   490,961  $   782,532  $   700,024
                                     ===========  ===========  ===========

Depreciation of property,
   plant and equipment               $ 5,950,669  $ 6,671,817  $ 7,039,561
                                     ===========  ===========  ===========

Amortization of intangible assets    $15,268,370  $15,431,599  $15,370,375
                                     ===========  ===========  ===========


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

          None.

                                   PART III.
                                   ---------

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ------------------------------------------------------------

          The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.


Glenn R. Jones           67  Chairman of the Board and Chief Executive Officer
Derek H. Burney          57  Vice Chairman of the Board
James B. O'Brien         47  President and Director
Ruth E. Warren           47  Group Vice President/Operations
Kevin P. Coyle           45  Group Vice President/Finance
Christopher J. Bowick    41  Group Vice President/Technology
George H. Newton         62  Group Vice President/Telecommunications
Raymond L. Vigil         50  Group Vice President/Human Resources
Cynthia A. Winning       45  Group Vice President/Marketing
Elizabeth M. Steele      45  Vice President/General Counsel/Secretary
Larry W. Kaschinske      37  Vice President/Controller
Robert E. Cole           64  Director
William E. Frenzel       68  Director
Donald L. Jacobs         58  Director
James J. Krejci          55  Director
John A. MacDonald        43  Director
Raphael M. Solot         63  Director
Howard O. Thrall         49  Director
Siim A. Vanaselja        40  Director
Sanford Zisman           57  Director
Robert B. Zoellick       43  Director


          Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the

Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is also a director of Bell Cablemedia plc, Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited, Northbridge Programming Inc. and certain subsidiaries of Bell Canada International.

          Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Vice Chairman and a director of the Cable Television Administration and Marketing Association and as a director and member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

          Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990, named Controller in August 1994 and was elected Vice President/Controller in June 1996.

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

          Mr. William E. Frenzel was appointed a Director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C.
Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

          Mr. Donald L. Jacobs was appointed a Director of the General Partner in April 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW.
During his career, Mr. Jacobs served on several corporate, professional and civic boards.

          Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He has also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

          Mr. John A. MacDonald was appointed a Director of the General Partner in November 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc.
Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

          Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 31 years with an emphasis on franchise, corporate and partnership law and complex litigation.

          Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr Thrall is Senior Vice President-Corporate Development for First National Net, Inc., a leading service provider for the mortgage banking industry, and he heads First National Net's Washington, D.C. regional office. From September 1993 to July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also an active management and international marketing consultant, having completed assignments with McDonnell Douglas Aerospace, JAL Trading, Inc., Technology Solutions Company, Cheong
Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others.

          Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

          Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a member of the law firm, Zisman & Ingraham, P.C. of Denver, Colorado and has practiced law for 31 years, with an emphasis on tax, business and estate planning and probate administration. Mr. Zisman currently serves as a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, and he has served as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee of the hospital. Since 1992, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

          Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is Executive Vice President for Housing and Law of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary.
Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of Alliance Capital, Said

Holdings, the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany, the American Institute for Contemporary German Studies and the Overseas Development Council.


                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

          The Partnership has no employees; however, various personnel are required to operate the Manitowoc System. Such personnel are employed by the General Partner and, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.


    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

          As of March 4, 1997, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           --------------------------------------------------------

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

TRANSACTIONS WITH THE GENERAL PARTNER

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

TRANSACTIONS WITH AFFILIATES

          Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. ("International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by the General Partner.

          The Great American Country network provides country music video programming to certain cable television systems owned or managed by the General Partner. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International.

          Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by the General Partner.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of the General Partner's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Partnership's owned cable television systems totaled approximately $56,078 for the year ended December 31, 1996.

          The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                             For the Year Ended December 31,
                                                          ------------------------------------
Cable TV Fund 15-A                                           1996        1995         1994
------------------                                        ----------  -----------  -----------
Management fees                                           $1,864,037  $ 1,711,267  $ 1,554,318
Allocation of expenses                                     2,409,849    2,441,916    2,351,096
Interest on advances paid to the General Partner             273,827      724,127      898,722
Amount of advances outstanding                               430,624    4,782,507   10,952,538
Highest amount of advances outstanding                     4,782,507   11,894,092   10,952,538
Programming fees:
          Jones Education Company                            114,703      101,247       51,950
          Great American Country                               3,937            0            0
          Superaudio                                          12,783       11,303       11,268

                                   PART IV.
                                   --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

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

     10.1.14 Copy of Amendatory Ordinance No. 96-0-732 of the Village of Kildeer renewing and amendment the franchise.

    10.1.15 Copy of franchise and related documents granting a community antenna television system franchise for the Village of La Grange, Illinois. (3)

    10.1.16 Copy of franchise and related documents granting a community antenna television system franchise for the Village of La Grange Park, Illinois. (3)

    10.1.17 Copy of franchise and related documents granting a community antenna television system franchise for the County of Lake, Illinois. (1)

    10.1.18        Copy of amendment to franchise agreement dated May 15, 1991.
                   (3)

    10.1.19 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Lake Barrington, Illinois. (4)

    10.1.20        Copy of Resolution 92-R-20 dated 9/8/92. (2)

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

    10.1.31 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Western Springs, Illinois. (3)

    10.2.1 Credit Agreement dated as of November 21, 1994 among Cable TV Fund 15-A, Ltd. and Shawmut Bank Connecticut, N.A., as agent for various lenders. (5)

    10.2.2 Amendment Agreement dated as of March 28, 1996 to Credit Agreement dated as of November 21, 1994. (6)

    27             Financial Data Schedule
__________

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

(4) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(5) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(6) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(b)                Reports on Form 8-K
                   -------------------

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

                                           CABLE TV FUND 15-A, LTD.
                                           a Colorado limited partnership
                                           By:  Jones Intercable, Inc.

                                           By:  /s/ Glenn R. Jones
                                                ________________________________
                                                Glenn R. Jones
                                                Chairman of the Board and Chief
Dated:    March 24, 1997                        Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                           By:  /s/ Glenn R. Jones
                                                ________________________________
                                                Glenn R. Jones
                                                Chairman of the Board and Chief
                                                Executive Officer
Dated:    March 24, 1997                        (Principal Executive Officer)


                                           By:  /s/ Kevin P. Coyle
                                                ________________________________
                                                Kevin P. Coyle
                                                Group Vice President/Finance
Dated:    March 24, 1997                        (Principal Financial Officer)


                                           By:  /s/ Larry Kaschinske
                                                ________________________________
                                                Larry Kaschinske
                                                Vice President/Controller
Dated:    March 24, 1997                        (Principal Accounting Officer)


                                           By:  /s/ James B. O'Brien
                                                ________________________________
                                                James B. O'Brien
Dated:    March 24, 1997                        President and Director


                                           By:  /s/ Derek H. Burney
                                                ________________________________
                                                Derek H. Burney
Dated:    March 24, 1997                        Director


                                           By:  /s/ Robert E. Cole
                                                ________________________________
                                                Robert E. Cole
Dated:    March 24, 1997                        Director

                                           By:  /s/ William E. Frenzel
                                                ________________________________
                                                William E. Frenzel
Dated:    March 24, 1997                        Director


                                           By:  /s/ Donald L. Jacobs
                                                ________________________________
                                                Donald L. Jacobs
Dated:    March 24, 1997                        Director


                                           By:  /s/ James J. Krejci
                                                ________________________________
                                                James J. Krejci
Dated:    March 24, 1997                        Director


                                           By:  ________________________________
                                                John A. MacDonald
Dated:    March 24, 1997                        Director


                                           By:  /s/ Raphael M. Solot
                                                ________________________________
                                                Raphael M. Solot
Dated:    March 24, 1997                        Director


                                           By:  ________________________________
                                                Howard O. Thrall
Dated:    March 24, 1997                        Director


                                           By:  /s/ Siim A. Vanaselja
                                                ________________________________
                                                Siim A. Vanaselja
Dated:    March 24, 1997                        Director


                                           By:  /s/ Sanford Zisman
                                                ________________________________
                                                Sanford Zisman
Dated:    March 24, 1997                        Director


                                           By:  /s/ Robert B. Zoellick
                                                ________________________________
                                                Robert B. Zoellick
Dated:    March 24, 1997                        Director