Form 10-Q
period 1997-03-31
CABLE TV FUND 15-A LTD
filed 1997-05-13
CIK 849976

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended March 31, 1997.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from __________ to __________.

                         Commission File Number 0-17733


                           CABLE TV FUND 15-A, LTD.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                            #84-1091413
-------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                  March 31,    December 31,
                   ASSETS                                           1997           1996
                   ------                                       -------------  -------------

CASH                                                            $  1,070,248   $    452,484

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $76,445 and $58,936 at March 31, 1997
  and December 31, 1996, respectively                                389,000        850,977

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                          81,172,517     80,368,193
  Less- accumulated depreciation                                 (39,718,227)   (38,212,602)
                                                                ------------   ------------

                                                                  41,454,290     42,155,591

  Franchise costs and other intangible assets, net of
    accumulated amortization of $103,723,187 and
    $102,216,387 at March 31, 1997 and
    December 31, 1996, respectively                               16,099,785     17,606,585
                                                                ------------   ------------

             Total investment in cable television properties      57,554,075     59,762,176

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                      858,742        890,464
                                                                ------------   ------------

             Total assets                                       $ 59,872,065   $ 61,956,101
                                                                ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                     March 31,     December 31,
          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                  1997            1996
          -------------------------------------------             --------------  --------------

LIABILITIES:
  Debt                                                            $  84,172,542   $  83,824,072
  General Partner advances                                                    -         430,624
  Trade accounts payable and accrued liabilities                      1,686,003       2,173,095
  Subscriber prepayments                                                144,650         117,656
                                                                  -------------   -------------

             Total liabilities                                       86,003,195      86,545,447
                                                                  -------------   -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                   1,000           1,000
    Accumulated deficit                                              (1,180,947)     (1,165,529)
                                                                  -------------   -------------

                                                                     (1,179,947)     (1,164,529)
                                                                  -------------   -------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at March 31, 1997
      and December 31, 1996)                                         90,575,991      90,575,991
    Accumulated deficit                                            (115,527,174)   (114,000,808)
                                                                  -------------   -------------

                                                                    (24,951,183)    (23,424,817)
                                                                  -------------   -------------

             Total liabilities and partners' capital (deficit)    $  59,872,065   $  61,956,101
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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                             For the Three Months Ended
                                                     March 31,
                                           ----------------------------

                                              1997           1996
                                           -----------   -----------
REVENUES                                   $ 9,603,561   $ 8,886,111

COSTS AND EXPENSES:
 Operating expenses                          5,418,261     5,061,318
 Management fees and allocated overhead
  from General Partner                       1,127,779     1,048,561
 Depreciation and amortization               3,101,221     5,322,737
                                           -----------   -----------

OPERATING LOSS                                 (43,700)   (2,546,505)
                                           -----------   -----------

OTHER INCOME (EXPENSE):
 Interest expense                           (1,518,641)   (1,538,836)
 Other, net                                     20,557       (57,287)
                                           -----------   -----------

   Total other income (expense)             (1,498,084)   (1,596,123)
                                           -----------   -----------

NET LOSS                                   $(1,541,784)  $(4,142,628)
                                           ===========   ===========

ALLOCATION OF NET LOSS:
 General Partner                           $   (15,418)  $   (41,426)
                                           ===========   ===========

 Limited Partners                          $(1,526,366)  $(4,101,202)
                                           ===========   ===========

NET LOSS PER LIMITED
 PARTNERSHIP UNIT                               $(7.16)      $(19.24)
                                           ===========   ===========

WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                             213,174       213,174
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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                  For the Three Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                     1997           1996
                                                                 -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(1,541,784)   $(4,142,628)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Depreciation and amortization                                 3,101,221      5,322,737
      Amortization of interest rate protection contract                     -         18,843
      Decrease in trade receivables                                   461,977        275,168
      Increase in deposits, prepaid expenses and
          deferred charges                                            (57,074)      (256,206)
      Decrease in trade accounts payable, accrued
          liabilities and subscriber prepayments                     (460,098)      (479,568)
                                                                  -----------    -----------

      Net cash provided by operating activities                     1,504,242        738,346
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                          (804,324)    (1,044,009)
                                                                  -----------    -----------

      Net cash used in investing activities                          (804,324)    (1,044,009)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                          400,000      5,000,000
    Repayment of debt                                                 (51,530)       (41,756)
    Decrease in General Partner advances                             (430,624)    (4,443,617)
                                                                  -----------    -----------

      Net cash provided by (used in) financing activities             (82,154)       514,627
                                                                  -----------    -----------

Increase in cash                                                      617,764        208,964

Cash, beginning of period                                             452,484         58,719
                                                                  -----------    -----------

Cash, end of period                                               $ 1,070,248    $   267,683
                                                                  ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                 $ 1,584,266    $ 1,786,113
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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

   The Partnership owns and operates the cable television systems serving the communities of Barrington, Elgin, South Elgin, Hawthorn Woods, Kildeer, Lake Zurich, Indian Creek, Vernon Hills and certain unincorporated areas of Kane and Lake Counties, all in the State of Illinois (the "Barrington System") and the cable television system serving the communities of Flossmoor, La Grange, La Grange Park, Riverside, Indianhead Park, Hazel Crest, Thornton, Lansing, Matteson, Richton Park, University Park, Crete, Olympia Fields and Western Springs, all in the State of Illinois (the "South Suburban System").

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month periods ended March 31, 1997 and 1996 were $480,178 and $444,306, respectively.

       The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable.
Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1997 and 1996 were $647,601 and $604,255, respectively.

(3) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

       It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Barrington System and the South Suburban System are being marketed for sale. There is no assurance as to the timing or terms of any sales.

       For the three months ended March 31, 1997, the Partnership generated net cash from operating activities totaling $1,504,242, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $804,000 during the first three months of 1997. Approximately 72 percent of these expenditures was for service drops to homes. New plant construction accounted for approximately 11 percent. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings from the Partnership's revolving credit facility. Budgeted capital expenditures for the remainder of 1997 are approximately $3,998,000. Approximately 51 percent of the remaining capital expenditures will be for service drops to homes. Approximately 15 percent of these remaining capital expenditures will be for new plant construction, and approximately 13 percent will be to continue the rebuild and upgrade of portions of the Partnership's systems. The remainder of the anticipated expenditures is for various enhancements in the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings available under the Partnership's revolving credit facility.

       On March 28, 1996, the Partnership amended its revolving credit facility to provide for a maximum of $90,000,000 in available borrowings and to extend the revolving credit period to September 30, 1997. The revolving credit facility converts to a term loan on September 30, 1997, with annual principal installments due at the end of each calendar year and a final maturity date of March 31, 2004. Installments due in 1997 will be 4 percent of the outstanding balance of the converted loan at September 30, 1997. At March 31, 1997, $83,900,000 was outstanding under the Partnership's revolving credit facility, leaving $6,100,000 of available borrowings until September 30, 1997. Interest is at the Partnership's option of Prime plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of March 31, 1997 and 1996 were 7.10 percent and 6.93 percent, respectively.

       The Partnership has sufficient sources of capital in the form of cash on hand, borrowings available under its revolving credit facility and cash generated from operations to meet its presently anticipated liquidity and capital needs.

RESULTS OF OPERATIONS
---------------------

       Revenues of the Partnership increased $717,450, or approximately 8 percent, to $9,603,561 for the three month period ended March 31, 1997 from $8,886,111 for the comparable period in 1996. Basic service rate increases implemented in the Partnership's systems combined with an increase in the number of basic service subscribers primarily accounted for the increase in revenues. The basic service rate increases accounted for approximately 42 percent of the increase in revenues. The increase in the number of basic service subscribers accounted for approximately 39 percent of the increase in revenues for the three months ended March 31, 1997. The number of basic service subscribers increased 3,637 subscribers, or approximately 5 percent, to 83,534 subscribers at March 31, 1997 from 79,897 for the similar period in 1996. No other individual factor was significant to the increase in revenues.

       Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

   Operating expenses increased $356,943, or approximately 7 percent, to $5,418,261 for the three month period ended March 31, 1997 from $5,061,318 for the comparable period in 1996. Operating expenses represented approximately 56 percent of revenue for the three month period ended March 31, 1997 compared to approximately 57 percent for the comparable period in 1996. Increases in programming fees and advertising related costs primarily accounted for the increase in operating expenses. No other individual factor contributed significantly to the increase in operating expenses.

   The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $360,507, or approximately 9 percent, to $4,185,300 for the three month period ended March 31, 1997 from $3,824,793 for the comparable period in 1996. This increase was due to the increase in revenues exceeding the increases in operating expenses.

   Management fees and allocated overhead from the General Partner increased $79,218, or approximately 8 percent, to $1,127,779 for the three month period ended March 31, 1997 from $1,048,561 for the comparable period in 1996. This increase was due to an increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partner.

   Depreciation and amortization expense decreased $2,221,516, or approximately 42 percent, to $3,101,221 for the three month period ended March 31, 1997 from $5,322,737 for the comparable period in 1996. This decrease was due to the maturation of the Partnership's intangible asset base.

   Operating loss decreased $2,502,805 to $43,700 for the three month period ended March 31, 1997 from $2,546,505 for the comparable period in 1996. This decrease was the result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

   Interest expense decreased $20,195 to $1,518,641 for the three month period ended March 31, 1997 from $1,538,836 for the comparable period in 1996. This decrease was due to lower outstanding balances on interest bearing obligations.

   Net loss decreased $2,600,844, or approximately 63 percent, to $1,541,784 for the three month period ended March 31, 1997 from $4,142,628 for the comparable period in 1996. This decrease was due to the factors discussed above.

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


                                        CABLE TV FUND 15-A, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /S/ Kevin P. Coyle
                                             ---------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  May 13, 1997