Form 10-Q
period 1997-06-30
CABLE TV FUND 15-A LTD
filed 1997-08-13
CIK 849976

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997.
                               -------------

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to              .
                              --------------  --------------


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

                                (303) 792-3111
                                --------------
                         Registrant's telephone number


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                              June 30,     December 31,
                ASSETS                                          1997           1996
                ------                                      ------------   ------------

CASH                                                        $    748,810   $    452,484

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $107,263 and $58,936 at June 30, 1997
  and December 31, 1996, respectively                            435,036        850,977

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      82,545,063     80,368,193
  Less- accumulated depreciation                             (41,260,888)   (38,212,602)
                                                            ------------   ------------

                                                              41,284,175     42,155,591

  Franchise costs and other intangible assets, net of
    accumulated amortization of $105,100,445 and
    $102,216,387 at June 30, 1997 and
    December 31, 1996, respectively                           14,722,527     17,606,585
                                                            ------------   ------------

         Total investment in cable television properties      56,006,702     59,762,176

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                  740,146        890,464
                                                            ------------   ------------

         Total assets                                       $ 57,930,694   $ 61,956,101
                                                            ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                              June 30,      December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                1997            1996
     -------------------------------------------           -------------   -------------
LIABILITIES:
  Debt                                                     $  83,440,302   $  83,824,072
  General Partner advances                                             -         430,624
  Trade accounts payable and accrued liabilities               1,585,256       2,173,095
  Subscriber prepayments                                         133,844         117,656
                                                           -------------   -------------

      Total liabilities                                       85,159,402      86,545,447
                                                           -------------   -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                            1,000           1,000
    Accumulated deficit                                       (1,191,923)     (1,165,529)
                                                           -------------   -------------

                                                              (1,190,923)     (1,164,529)
                                                           -------------   -------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at June 30, 1997
      and December 31, 1996)                                  90,575,991      90,575,991
    Accumulated deficit                                     (116,613,776)   (114,000,808)
                                                           -------------   -------------

                                                             (26,037,785)    (23,424,817)
                                                           -------------   -------------

      Total liabilities and partners' capital (deficit)    $  57,930,694   $  61,956,101
                                                           =============   =============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                            For the Three Months Ended  For the Six Months Ended
                                                      June 30,                  June 30,
                                            --------------------------  -------------------------

                                                1997          1996          1997         1996
                                            -----------   -----------   -----------   -----------

REVENUES                                    $10,100,597   $ 9,267,555   $19,704,158   $18,153,666

COSTS AND EXPENSES:
  Operating expenses                          5,689,944     5,285,074    11,108,205    10,346,392
  Management fees and allocated overhead
    from General Partner                      1,005,821     1,044,784     2,133,600     2,093,345
  Depreciation and amortization               3,006,453     5,337,717     6,107,674    10,660,453
                                            -----------   -----------   -----------   -----------

OPERATING INCOME (LOSS)                         398,379    (2,400,020)      354,679    (4,946,524)
                                            -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                           (1,522,086)   (1,481,700)   (3,040,727)   (3,020,536)
  Other, net                                     26,129       (69,611)       46,686      (126,899)
                                            -----------   -----------   -----------   -----------

      Total other income (expense)           (1,495,957)   (1,551,311)   (2,994,041)   (3,147,435)
                                            -----------   -----------   -----------   -----------

NET LOSS                                    $(1,097,578)  $(3,951,331)  $(2,639,362)  $(8,093,959)
                                            ===========   ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                           $   (10,976)  $   (39,513)  $   (26,394)  $   (80,940)
                                            ===========   ===========   ===========   ===========

  Limited Partners                          $(1,086,602)  $(3,911,818)  $(2,612,968)  $(8,013,019)
                                            ===========   ===========   ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                               $(5.10)      $(18.35)      $(12.26)      $(37.59)
                                            ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                             213,174       213,174       213,174       213,174
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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                  For the Six Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                     1997          1996
                                                                 ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $(2,639,362)  $(8,093,959)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Depreciation and amortization                          6,107,674    10,660,453
            Amortization of interest rate protection contract              -        37,692
            Decrease in trade receivables                            415,941       134,999
            Increase in deposits, prepaid expenses and
             deferred charges                                        (25,012)       (6,866)
            Decrease in trade accounts payable, accrued
             liabilities and subscriber prepayments                 (571,651)     (482,421)
                                                                 -----------   -----------

            Net cash provided by operating activities              3,287,590     2,249,898
                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                       (2,176,870)   (2,327,723)
    Franchise renewal                                                      -       (10,000)
                                                                 -----------   -----------

         Net cash used in investing activities                    (2,176,870)   (2,337,723)
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                         507,459     5,543,193
    Repayment of debt                                               (891,229)      (84,856)
    Decrease in General Partner advances                            (430,624)   (4,782,507)
                                                                 -----------   -----------

         Net cash provided by (used in) financing activities        (814,394)      675,830
                                                                 -----------   -----------

Increase in cash                                                     296,326       588,005

Cash, beginning of period                                            452,484        58,719
                                                                 -----------   -----------

Cash, end of period                                              $   748,810   $   646,724
                                                                 ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                $ 3,450,613   $ 2,798,838
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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996 and its results of operations for the three and six month periods ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1997 were $505,030 and $985,208, respectively, compared to $463,377 and $907,683, respectively, for the comparable periods in 1996.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable.
Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1997 were $500,791 and $1,148,392, respectively, compared to $581,407 and $1,185,662, respectively, for the comparable periods in 1996.

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

     For the six months ended June 30, 1997, the Partnership generated net cash from operating activities totaling $3,287,590, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $2,177,000 during the first six months of 1997. Approximately 57 percent of these expenditures was for service drops to homes. New plant construction accounted for approximately 20 percent. The upgrade of cable plant accounted for approximately 12 percent. The remaining expenditures were for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings from the Partnership's revolving credit facility. Budgeted capital expenditures for the remainder of 1997 are approximately $2,625,000. Approximately 52 percent of the remaining capital expenditures will be for service drops to homes. Approximately 12 percent of these remaining capital expenditures will be for new plant construction, and approximately 9 percent will be to continue the rebuild and upgrade of portions of the Partnership's systems. The remainder of the anticipated expenditures is for various enhancements in the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations.

     The Partnership has a revolving credit facility providing for a maximum of $90,000,000 in available borrowings. The revolving credit facility converts to a term loan on September 30, 1997, with quarterly principal installments commencing December 31, 1997, and a final maturity date of March 31, 2004. The installment due on December 31, 1997 will be 4 percent of the outstanding balance of the converted loan at September 30, 1997. At June 30, 1997, $83,100,000 was outstanding under the Partnership's revolving credit facility, leaving $6,900,000 of available borrowings until September 30, 1997. Interest is at the Partnership's option of Prime plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of June 30, 1997 and 1996 were 7.3 percent and 7.04 percent, respectively.

     The Partnership has sufficient sources of capital in the form of cash on hand, borrowings available under its revolving credit facility and cash generated from operations to meet its presently anticipated liquidity and capital needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $833,042, or approximately 9 percent, to $10,100,597 for the three month period ended June 30, 1997 from $9,267,555 for the comparable period in 1996. Revenues of the Partnership increased $1,550,492, or approximately 9 percent, to $19,704,158 for the six month period ended June 30, 1997 from $18,153,666 for the comparable period in 1996. Basic service rate increases implemented in the Partnership's systems combined with an increase in the number of basic subscribers primarily accounted for the increase in revenues. The basic service rate increases accounted for approximately 37 percent and 40 percent of the increase in revenues for the three and six month periods ended June 30, 1997. The increase in the number of basic subscribers accounted for approximately 30 percent and 34 percent of the increases in revenues for the three and six month periods ended June 30, 1997. The number of basic subscribers increased 3,465 subscribers, or approximately 4 percent, to 84,701 subscribers at June 30, 1997 from 81,236 for the comparable period in 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $404,870, or approximately 8 percent, to $5,689,944 for the three month period ended June 30, 1997 from $5,285,074 for the comparable period in 1996. Operating expenses increased $761,813, or approximately 7 percent, to $11,108,205 for the six month period ended June 30, 1997 from $10,346,392 for the comparable period in 1996. Operating expenses represented approximately 56 percent and 57 percent, respectively, of revenues for each of the three and six month periods ended June 30, 1997 and 1996. Increases in programming fees primarily accounted for the increases in operating expenses. No other individual factor contributed significantly to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $428,172, or approximately 11 percent, to $4,410,653 for the three month period ended June 30, 1997 from $3,982,481 for the comparable period in 1996. Operating cash flow increased $788,679, or approximately 10 percent, to $8,595,953 for the six month period ended June 30, 1997 from $7,807,274 for the comparable period in 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $38,963, or approximately 4 percent, to $1,005,821 for the three month period ended June 30, 1997 from $1,044,784 for the comparable period in 1996. This decrease was due to a decrease in allocated overhead from the General Partner exceeding an increase in management fees. Management fees and allocated overhead from the General Partner increased $40,255, or approximately 2 percent, to $2,133,600 for the six month period ended June 30, 1997 from $2,093,345 for the comparable period in 1996. This increase was due to an increase in revenues, upon which such management fees are based. This increase was partially offset by a decrease in allocated overhead from the General Partner.

     Depreciation and amortization expense decreased $2,331,264, or approximately 44 percent, to $3,006,453 for the three month period ended June 30, 1997 from $5,337,717 for the comparable period in 1996. Depreciation and amortization expense decreased $4,552,779, or approximately 43 percent, to $6,107,674 for the six month period ended June 30, 1997 from $10,660,453 for the comparable period in 1996. These decreases were due to the maturation of a portion of the Partnership's intangible asset base.

     The Partnership recorded operating income of $398,379 for the three month period ended June 30, 1997 compared to an operating loss of $2,400,020 for the comparable period in 1996. This change was a result of the increase in revenues and decreases in depreciation and amortization expense and management fees and allocated overhead from the General Partner exceeding the increase in operating expenses. The Partnership recorded operating income of $354,679 for the six month period ended June 30, 1997 compared to an operating loss of $4,946,524 for the comparable period in 1996. This change was a result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense increased $40,386, or approximately 3 percent, to $1,522,086 for the three month period ended June 30, 1997 from $1,481,700 for
the comparable period in 1996.    Interest expense increased $20,191, or
approximately 1 percent, to $3,040,727 for the six month period ended June 30, 1997 from $3,020,536 for the comparable period in 1996. These increases were due to higher interest rates on interest bearing obligations.

     Net loss decreased $2,853,753, or approximately 72 percent, to $1,097,578 for the three month period ended June 30, 1997 from $3,951,331 for the
comparable period in 1996.    Net loss decreased $5,454,597, or approximately 67
percent, to $2,639,362 for the six month period ended June 30, 1997 from $8,093,959 for the comparable period in 1996. These decreases were due to the factors discussed above.

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

Dated:  August 13, 1997