Form 10-Q
period 1997-09-30
CABLE TV FUND 15-A LTD
filed 1997-11-14
CIK 849976

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended September 30, 1997.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from ____________ to ______________.

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

Yes   X                                                                No
    -----                                                                 ------

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                               September 30,   December 31,
                ASSETS                                              1997           1996
                ------                                         --------------  -------------
CASH                                                            $  7,992,413   $    452,484

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $139,656 and $58,936 at September 30, 1997
  and December 31, 1996, respectively                                530,281        850,977

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                          84,116,623     80,368,193
  Less- accumulated depreciation                                 (42,860,202)   (38,212,602)
                                                                ------------   ------------

                                                                  41,256,421     42,155,591

  Franchise costs and other intangible assets, net of
    accumulated amortization of $106,477,912 and
    $102,216,387 at September 30, 1997 and
    December 31, 1996, respectively                               13,345,060     17,606,585
                                                                ------------   ------------

          Total investment in cable television properties         54,601,481     59,762,176

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                      748,862        890,464
                                                                ------------   ------------

          Total assets                                          $ 63,873,037   $ 61,956,101
                                                                ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                             September 30,    December 31,
   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                    1997            1996
   -------------------------------------------               --------------  --------------
LIABILITIES:
  Debt                                                       $  90,312,181   $  83,824,072
  General Partner advances                                               -         430,624
  Trade accounts payable and accrued liabilities                 1,701,873       2,173,095
  Subscriber prepayments                                           127,490         117,656
                                                             -------------   -------------

        Total liabilities                                       92,141,544      86,545,447
                                                             -------------   -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                              1,000           1,000
    Accumulated deficit                                         (1,202,321)     (1,165,529)
                                                             -------------   -------------

                                                                (1,201,321)     (1,164,529)
                                                             -------------   -------------

Limited Partners-
  Net contributed capital (213,174 units
    outstanding at September 30, 1997
    and December 31, 1996)                                      90,575,991      90,575,991
  Accumulated deficit                                         (117,643,177)   (114,000,808)
                                                             -------------   -------------

                                                               (27,067,186)    (23,424,817)
                                                             -------------   -------------

        Total liabilities and partners' capital (deficit)    $  63,873,037   $  61,956,101
                                                             =============   =============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                             For the Three Months Ended    For the Nine Months Ended
                                                   September 30,                 September 30,
                                            ----------------------------  ---------------------------

                                                    1997           1996          1997           1996
                                             -----------    -----------   -----------   ------------

REVENUES                                     $ 9,939,509    $ 9,386,239   $29,643,667   $ 27,539,905

COSTS AND EXPENSES:
  Operating expenses                           5,329,737      5,336,741    16,437,942     15,683,133
  Management fees and allocated overhead
    from General Partner                       1,023,387        999,311     3,156,987      3,092,656
  Depreciation and amortization                3,078,303      5,354,309     9,185,977     16,014,762
                                             -----------    -----------   -----------   ------------

OPERATING INCOME (LOSS)                          508,082     (2,304,122)      862,761     (7,250,646)
                                             -----------    -----------   -----------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                            (1,549,840)    (1,564,936)   (4,590,567)    (4,585,472)
  Other, net                                       1,959       (157,797)       48,645       (284,696)
                                             -----------    -----------   -----------   ------------

        Total other income (expense)          (1,547,881)    (1,722,733)   (4,541,922)    (4,870,168)
                                             -----------    -----------   -----------   ------------

NET LOSS                                     $(1,039,799)   $(4,026,855)  $(3,679,161)  $(12,120,814)
                                             ===========    ===========   ===========   ============

ALLOCATION OF NET LOSS:
  General Partner                            $   (10,398)   $   (40,268)  $   (36,792)  $   (121,208)
                                             ===========    ===========   ===========   ============

  Limited Partners                           $(1,029,401)   $(3,986,587)  $(3,642,369)  $(11,999,606)
                                             ===========    ===========   ===========   ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                $(4.83)       $(18.70)      $(17.09)       $(56.29)
                                             ===========    ===========   ===========   ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              213,174        213,174       213,174        213,174
                                             ===========    ===========   ===========   ============

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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                  For the Nine Months Ended
                                                                       September 30,
                                                                 ----------------------------

                                                                    1997            1996
                                                                 -----------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $(3,679,161)   $(12,120,814)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
          Depreciation and amortization                            9,185,977      16,014,762
          Amortization of interest rate protection contract                -          56,535
          Decrease in trade receivables                              320,696         156,937
          Decrease (increase) in deposits, prepaid expenses
            and deferred charges                                    (135,250)         69,407
          Decrease in trade accounts payable, accrued
           liabilities and subscriber prepayments                   (461,388)       (680,460)
                                                                 -----------    ------------

          Net cash provided by operating activities                5,230,874       3,496,367
                                                                 -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                       (3,748,430)     (3,963,585)
    Franchise renewal                                                      -         (10,000)
                                                                 -----------    ------------

          Net cash used in investing activities                   (3,748,430)     (3,973,585)
                                                                 -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                       7,407,459       5,643,924
    Repayment of debt                                               (919,350)       (132,173)
    Decrease in General Partner advances                            (430,624)     (4,782,507)
                                                                 -----------    ------------

          Net cash provided by financing activities                6,057,485         729,244
                                                                 -----------    ------------

Increase in cash                                                   7,539,929         252,026

Cash, beginning of period                                            452,484          58,719
                                                                 -----------    ------------

Cash, end of period                                              $ 7,992,413    $    310,745
                                                                 ===========    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                $ 4,986,623    $  4,738,621
                                                                 ===========    ============

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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at September 30, 1997 and December 31, 1996 and its results of operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and nine month periods ended September 30, 1997 were $496,975 and $1,482,183, respectively, compared to $469,312 and $1,376,995, respectively, for the comparable periods in 1996.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable.
Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1997 were $526,412 and $1,674,804, respectively, compared to $529,999 and
$1,715,661, respectively, for the comparable periods in 1996.

(3) Certain prior year amounts have been reclassified to conform to the 1997 presentation.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership's systems have been marketed for sale and the General Partner is continuing to seek out opportunities to sell the Partnership's systems. There is no assurance as to the timing or terms of any sales.

     For the nine months ended September 30, 1997, the Partnership generated net cash from operating activities totaling $5,230,874, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $3,748,000 during the first nine months of 1997. Approximately 52 percent of these expenditures was for service drops to homes. New plant construction accounted for approximately 19 percent. The upgrade of cable plant accounted for approximately 12 percent. The remaining expenditures were used to maintain the value of the Partnership's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings from the Partnership's former revolving credit facility. Budgeted capital expenditures for the remainder of 1997 are approximately $2,407,000. Approximately 30 percent of the remaining capital expenditures will be for new plant construction. Approximately 28 percent of the remaining capital expenditures will be for service drops to homes and approximately 24 percent will be to continue the upgrade of portions of the Partnership's systems. The remainder of the anticipated expenditures is necessary to maintain the value of the Partnership's systems until they are sold. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations.

     Ameritech, which provides telephone service in a multi-state region, including Illinois, has begun providing cable television service in competition with the Partnership's Barrington System. This competition could have a negative effect on the revenues, cash flow and fair market value of the Barrington System. It could also have a negative impact on the Partnership's ability to sell its Barrington System. The General Partner is taking prudent steps necessary to meet this competition from Ameritech, and to the extent possible, to safeguard the value of the Partnership's systems.

     The Partnership has a cash balance of $7,992,413 because on September 30, 1997, the Partnership borrowed the remaining $6,900,000 available under its $90,000,000 credit facility. This cash balance will be used for principal repayment and other liquidity needs, in the event the Partnership is unable to successfully renegotiate its credit facility, as discussed below.

     The revolving feature of the Partnership's credit facility expired on September 30, 1997, converting the then outstanding balance of $90,000,000 to a term loan payable in 26 consecutive principal payments commencing December 31, 1997. However, the General Partner is attempting to amend the credit facility to amend the credit facility's existing amortization schedule so that the revolving feature is again available for an additional three-year period. The General Partner hopes to complete such an amendment prior to December 31, 1997, at which time a $3,600,000 principal payment otherwise would be due. As part of the amendment, the Partnership intends to utilize cash on hand to pay down a portion of the existing credit facility and reduce the commitment to $85,000,000. Interest is at the Partnership's option of Prime plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of September 30, 1997 and 1996 were 7.26 percent and 7.04 percent, respectively.

     Assuming successful renegotiation of the Partnership's credit facility, the Partnership will have sufficient sources of capital to meet its presently anticipated liquidity and capital needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $553,270, or approximately 6 percent, to $9,939,509 for the three month period ended September 30, 1997 from $9,386,239 for the comparable period in 1996. Revenues of the Partnership increased $2,103,762, or approximately 8 percent, to $29,643,667 for the nine month period ended September 30, 1997 from $27,539,905 for the comparable period in 1996. Basic service rate increases implemented in the Partnership's systems combined with an increase in the number of basic subscribers primarily accounted for the increase in revenues. The basic service rate increases accounted for approximately 57 percent and 45 percent of the increase in revenues for the three and nine month periods ended September 30, 1997. The increase in the number of basic subscribers accounted for approximately 43 percent and 37 percent of the increases in revenues for the three and nine month periods ended September 30, 1997. The number of basic subscribers increased by 3,138, or approximately 4 percent, to 84,847 at September 30, 1997 from 81,709 for the comparable period in 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $7,004, or less than 1 percent, to $5,329,737 for the three month period ended September 30, 1997 from $5,336,741 for the comparable period in 1996. This decrease was due to a reduction in property taxes. Operating expenses increased $754,809, or approximately 5 percent, to $16,437,942 for the nine month period ended September 30, 1997 from $15,683,133 for the comparable period in 1996. Increases in programming fees primarily accounted for the increases in operating expenses. Operating expenses represented approximately 54 percent and 55 percent, respectively, of revenues for each of the three and nine month periods ended September 30, 1997 and approximately 57 percent of the revenues for each of the three and nine month periods ended September 30, 1996. No other individual factor contributed significantly to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $560,274, or approximately 14 percent, to $4,609,772 for the three month period ended September 30, 1997 from $4,049,498 for the comparable period in 1996. This increase was due to the increase in revenues and the decrease in operating expenses. Operating cash flow increased $1,348,953, or approximately 11 percent, to $13,205,725 for the nine month period ended September 30, 1997 from $11,856,772 for the comparable period in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $24,076, or approximately 2 percent, to $1,023,387 for the three month period ended September 30, 1997 from $999,311 for the comparable period in 1996. Management fees and allocated overhead from the General Partner increased $64,331, or approximately 2 percent, to $3,156,987 for the nine month period ended September 30, 1997 from $3,092,656 for the comparable period in 1996. These increases were due to increases in revenues, upon which such management fees are based.

     Depreciation and amortization expense decreased $2,276,006, or approximately 43 percent, to $3,078,303 for the three month period ended September 30, 1997 from $5,354,309 for the comparable period in 1996. Depreciation and amortization expense decreased $6,828,785, or approximately 43 percent, to $9,185,977 for the nine month period ended September 30, 1997 from $16,014,762 for the comparable period in 1996. These decreases were due to the maturation of a portion of the Partnership's intangible asset base.

     The Partnership recorded operating income of $508,082 for the three month period ended September 30, 1997 compared to an operating loss of $2,304,122 for the comparable period in 1996. The Partnership recorded operating income of $862,761 for the nine month period ended September 30, 1997 compared to an operating loss of $7,250,646 for the comparable period in 1996. These changes were a result of the increases in operating cash flow and the decreases in depreciation and amortization expense.

     Interest expense decreased $15,096, or approximately 1 percent, to $1,549,840 for the three month period ended September 30, 1997 from $1,564,936 for the comparable period in 1996. This decrease was due to lower outstanding balances on interest bearing obligations during the period. Interest expense increased $5,095, or less than 1 percent, to $4,590,567 for the nine month period ended September 30, 1997 from $4,585,472 for the comparable period in 1996. This increase was due to higher interest rates on interest bearing obligations.

     Net loss decreased $2,987,056, or approximately 74 percent, to $1,039,799 for the three month period ended September 30, 1997 from $4,026,855 for the comparable period in 1996. Net loss decreased $8,441,653, or approximately 70 percent, to $3,679,161 for the nine month period ended September 30, 1997 from $12,120,814 for the comparable period in 1996. These decreases were due to the factors discussed above and are expected to continue.

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


                                         CABLE TV FUND 15-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:  /S/ Kevin P. Coyle
                                              ---------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  November 14, 1997