Form 10-K405
period 1997-12-31
CABLE TV FUND 15-A LTD
filed 1998-03-26
CIK 849976

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from         to
                               -------    -------

Commission file number:    0-17733

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                    84-1091413
          --------                                    ----------
        (State of Organization)            (IRS Employer Identification No.)


P.O. Box 3309, Englewood, Colorado 80155-3309            (303) 792-3111
---------------------------------------------            --------------
     (Address of principal executive                     (Registrant's
          office and Zip Code)                     telephone no. including
                                                           area code)

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

     Yes     x                                                 No
            -- -                                              ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                        ---



            DOCUMENTS INCORPORATED BY REFERENCE:               None



(33966)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

          THE PARTNERSHIP. Cable TV Fund 15-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 15 Limited Partnership Program, which was sponsored by Jones Intercable, Inc. (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems. The Partnership owns the cable television systems serving the areas in and around the communities of Barrington, Elgin, South Elgin, Hawthorn Woods, Kildeer, Lake Zurich, Indian Creek, Vernon Hills and certain unincorporated areas of Kane and Lake counties, all in the State of Illinois (the "Barrington System") and the cable television systems serving the areas in and around the municipalities of Flossmoor, La Grange, La Grange Park, Riverside, Indian Head Park, Hazel Crest, Thornton, Lansing, Matteson, Richton Park, Crete, University Park, Olympia Fields, Western Springs and certain areas of Cook and Will Counties, all in the State of Illinois (the "South Suburban System"). See Item 2. The Barrington System and the South Suburban System may collectively hereinafter be referred to as the "Systems."

          It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with the General Partner's policy, the Barrington System and the South Suburban System, along with other Chicago-area systems owned or managed by the General Partner and its affiliates, continue to be marketed for sale. There is no assurance as to the timing or terms of any sales.

          CABLE TELEVISION SERVICES. The Systems offer to subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

          Basic cable television service usually consists of signals of all national television networks broadcast by their local affiliates, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

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

          The Systems also offer premium services to subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax, Encore and others at a cost based on the number of subscribers served by the cable operator. The per service cost of premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

          The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1997, the Systems' monthly basic service rates ranged from $12.00 to $13.14, monthly basic and tier ("basic plus") service rates ranged from $25.98 to $27.71 and monthly premium services ranged from $4.95 to $10.95 per premium service. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $35.06; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1997, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 65 percent of total revenues, premium service fees accounted for approximately 16 percent of total revenues, pay-per-view fees were approximately 3 percent of total revenues, advertising fees were approximately 8 percent of total revenues and the remaining 8 percent of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

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

          The Partnership holds 29 franchises relating to the Systems. These franchises provide for the payment of fees to the issuing authorities and generally range from 3 percent to 5 percent of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5 percent of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Partnership has never had a franchise revoked. The Partnership is currently negotiating the renewal of seven franchises that are either operating under extensions or will expire prior to December 31, 1998. The General Partner has no reason to believe that such franchises will not be renewed in due course. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

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

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Ameritech has overbuilt portions of the Barrington System's service area. See Telephone and Utilities below. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in certain of the systems owned or managed by the General Partner. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming, although at least one DBS provider is now attempting to do so. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone and Utilities.  Federal cross-ownership restrictions
          -----------------------
historically limited entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has begun cable service in competition with the Partnership in Elgin, Illinois, and in competition with partnerships managed by the General Partner in Glen Ellyn and Naperville, Illinois. This competition could have a negative effect on the revenues, cash flow and fair market value of the Barrington System. It could also have a negative impact on the price at which the Partnership will be able to sell its Barrington System. The General Partner is taking prudent steps necessary to meet this competition from Ameritech, and to the extent possible, to safeguard the value of the Partnership's Systems until they are sold. The General Partner cannot predict at this time the extent of telephone company competition that will emerge. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of cable television systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. The local electric utility in the Washington D.C. area recently announced plans to participate in RCN, a planned video competitor.

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

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's Systems.
A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. In addition, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

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

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations and there has been a recent increase in calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's Systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30 percent) by the incumbent cable operator, appreciable penetration (more than 15 percent) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

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

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs.
The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now on appeal to the U.S. Supreme Court.

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

          Under the 1996 Telecom Act, an LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing the General Partner's cable systems in suburban Maryland and Virginia. This OVS potential competition is not yet operational.

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

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40 percent of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30 percent of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. The investment of BCI Telecom Holding Inc. ("BCI") in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with

"must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15 percent in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the courts and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

          Inside Wiring.  The FCC recently determined that an incumbent cable
          -------------
operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for a MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent cable operators.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Internet Access.  Many cable operators have begun offering high speed
          ---------------
internet service to their customers. At this time, there is no significant federal or local regulation of this service. However, as internet services develop, it is possible that new regulations could be imposed.

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

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5 percent of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

          The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership does not have any employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

          Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

                              ITEM 2.  PROPERTIES
                              -------------------

          The cable television systems owned by the Partnership are described below:

                        SYSTEM                                             ACQUISITION DATE
------------------------------------------------------  -------------------------------------------------------
Barrington                                                                   December 1989
South Suburban                                                               September 1990

          The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1997, the Barrington System operated cable plant passing approximately 71,000 homes, with an approximate 65 percent penetration rate, and the South Suburban System operated cable plant passing approximately 62,300 homes, with an approximate 60 percent penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                               At December 31,
                                                    ---------------------------------------------------------------------
Barrington System                                           1997                    1996                    1995
-----------------                                   ---------------------  ----------------------  ----------------------
Monthly basic service rate                               $ 27.71                 $ 26.58                 $ 25.08
Basic subscribers                                         46,581                  46,266                  44,085
Pay units                                                 37,374                  38,812                  37,643

                                                                               At December 31,
                                                    ---------------------------------------------------------------------
South Suburban System                                       1997                    1996                    1995
---------------------                               ---------------------  ----------------------  ----------------------
Monthly basic service rate                               $ 26.04                 $ 23.90                 $ 22.40
Basic subscribers                                         37,553                  36,472                  34,741
Pay units                                                 31,651                  31,228                  30,519


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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

       None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

       While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1997, limited partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $170 to $195 per interest. As of February 16, 1998, the number of equity security holders in the Partnership was 11,114.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                            For the Year Ended December 31,
                                       -------------------------------------------------------------------------

Cable TV Fund 15-A, Ltd.                   1997           1996           1995           1994           1993
-------------------------------------  -------------  -------------  -------------  -------------  -------------

Revenues                               $ 39,787,908   $ 37,280,733   $ 34,225,349   $ 31,086,361   $ 30,139,742
Depreciation and Amortization            12,540,147     21,329,239     22,133,502     22,409,936     21,921,234
Operating Income (Loss)                   1,030,257     (9,326,188)   (11,617,788)   (12,760,453)   (11,405,328)
Net Loss                                 (5,167,478)   (16,193,666)   (18,258,258)   (17,968,299)   (16,147,302)
Net Loss per Limited
  Partnership Unit                           (24.00)        (75.20)        (84.79)        (83.45)        (74.99)
Weighted Average Number of Limited
  Partnership Units Outstanding             213,174        213,174        213,174        213,174        213,174
General Partner's Deficit                (1,216,204)    (1,164,529)    (1,002,592)      (820,009)      (640,326)
Limited Partners' Capital (Deficit)     (28,540,620)   (23,424,817)    (7,393,088)    10,682,587     28,471,203
Total Assets                             55,853,938     61,956,101     77,127,809     92,800,087    108,708,332
Debt                                     83,284,060     83,824,072     78,818,284     70,287,693     70,694,251
General Partner Advances                    429,811        430,624      4,782,507     10,952,538      8,630,540


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

                            CABLE TV FUND 15-A, LTD.
                            ------------------------

     The following discussion of the financial condition and results of operations of the Partnership contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with the General Partner's policy, the Partnership's systems, along with other Chicago-area systems owned or managed by the General Partner and its affiliates, continue to be marketed for sale. There is no assurance as to the timing or terms of any sales.

     For the year ended December 31, 1997, the Partnership generated net cash from operating activities totaling $6,912,977, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $6,053,300 in 1997. Approximately 43 percent of these expenditures was for service drops to homes. New plant construction related to new homes passed accounted for approximately 15 percent. The upgrade of cable plant accounted for approximately 11 percent. The remaining expenditures were used to maintain the value of the Partnership's systems. Funding for these expenditures was provided primarily by cash generated from operations. Budgeted capital expenditures for 1998 are approximately $5,647,500. Approximately 46 percent of these capital expenditures will be for service drops to homes. Approximately 20 percent will be for new plant construction related to new homes passed and approximately 11 percent will be to continue the upgrade of portions of the Partnership's systems. The remainder of the anticipated expenditures is necessary to maintain the value of the Partnership's systems until they are sold. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations.

     Ameritech, which provides telephone service in a multi-state region, including Illinois, has begun providing cable television service in a portion of the Partnership's Barrington System. This competition could have a negative effect on the revenues, cash flow and fair market value of the Barrington System. It could also have a negative impact on the price at which the Partnership will be able to sell its Barrington System. The General Partner is taking prudent steps necessary to meet this competition from Ameritech, and to the extent possible, to safeguard the value of the Partnership's systems until they are sold.

     The Partnership's revolving credit facility converted to a term loan on September 30, 1997. The General Partner amended the credit facility in the fourth quarter of 1997 to extend the revolving feature and reduce the commitment to $85,000,000. The amended agreement allows for the entire commitment to be available through March 31, 2000, at which time the commitment will reduce quarterly until December 31, 2000, at which time the commitment will reduce to zero and will be payable in full. At December 31, 1997, $83,000,000 was outstanding under the Partnership's revolving credit facility, leaving $2,000,000 of available borrowings. Interest is at the Partnership's option of Prime plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of December 31, 1997 and 1996 were 7.34 percent and 7.08 percent, respectively.

     The Partnership has sufficient sources of capital in the form of cash on hand, cash generated from operations and borrowings under its revolving credit facility to meet its presently anticipated liquidity and capital needs for the next year.

Year 2000 Issue
---------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

     The General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, the General Partner will assess its options regarding repair or replacement of affected equipment during this testing. The General Partner currently has no definitive estimate of the cost or the extent of the impact, if any, this problem will have on service delivery; however, the General Partner does not believe that the impact will be material. The General Partner anticipates completion of its testing in 1998, at which time it will determine the financial impact on the Partnership. The General Partner expects that the financial impact on the Partnership of the Year 2000 issue likely will not be material because the General Partner anticipates that the Partnership will be liquidated before the year 2000.

RESULTS OF OPERATIONS
---------------------

     1997 compared to 1996
     ---------------------

     Revenues of the Partnership increased $2,507,175, or approximately 7 percent, to $39,787,908 in 1997 from $37,280,733 in 1996. Basic service rate increases implemented in the Partnership's systems combined with an increase in the number of basic subscribers primarily accounted for the increase in revenues. Basic service rate increases implemented in the Partnership's systems accounted for approximately 48 percent of the increase in revenues. An increase in the number of basic subscribers in the Partnership's systems accounted for approximately 36 percent of the increase in revenues. The number of basic service subscribers increased by 1,396 subscribers, or approximately 2 percent, to 84,134 subscribers in 1997 from 82,738 subscribers in 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses of the Partnership increased $1,010,719, or approximately 5 percent, to $22,014,515 in 1997 from $21,003,796 in 1996.
Increases in programming fees primarily accounted for the increase in operating expenses. No other individual factor was significant to the increase in operating expenses. Operating expenses represented approximately 55 percent of revenue in 1997 compared to approximately 56 percent in 1996.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $1,496,456, or approximately 9 percent, to $17,773,393 in 1997 from $16,276,937 in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.


     Management fees and allocated overhead from the General Partner decreased $70,897, or approximately 2 percent, to $4,202,989 in 1997 from $4,273,886 in
1996. This decrease was primarily due to a decrease in allocated expenses from the General Partner.

     Depreciation and amortization expense decreased $8,789,092, or approximately 41 percent, to $12,540,147 in 1997 from $21,329,239 in 1996 due to the maturation of a portion of the Partnership's intangible asset base.

     The Partnership recorded operating income of $1,030,257 in 1997 compared to an operating loss of $9,326,188 in 1996. This change was primarily the result of the decrease in depreciation and amortization expense.

     Interest expense decreased $190,544, or approximately 3 percent, to $6,261,104 in 1997 from $6,451,648 in 1996. This decrease was due to lower outstanding balances on interest bearing obligation.

     Net loss decreased $11,026,188, or approximately 68 percent, to $5,167,478 in 1997 from $16,193,666 in 1996. This decrease was due to the factors discussed above.

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

     Operating expenses of the Partnership increased $1,447,344, or approximately 7 percent, to $21,003,796 in 1996 from $19,556,452 in 1995.
Increases in programming fees and personnel related costs were primarily responsible for the increase in operating expenses. No other individual factor was significant to the increase in operating expenses. Operating expenses represented approximately 56 percent of revenue in 1996 compared to approximately 57 percent in 1995.

     Operating cash flow increased $1,608,040, or approximately 11 percent, to $16,276,937 in 1996 from $14,668,897 in 1995, due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $120,703, or approximately 3 percent, to $4,273,886 in 1996 from $4,153,183 in
1995. The increase was due primarily to the increase in revenues, upon which management fees are based.

     Depreciation and amortization expense decreased $804,263, or approximately 4 percent, to $21,329,239 in 1996 from $22,133,502 in 1995 due to the maturation of a portion of the Partnership's intangible asset base.

     Operating loss decreased $2,291,600, or approximately 20 percent, to $9,326,188 in 1996 from $11,617,788 in 1995. This decrease was due to the increase in operating cash flow and decrease in depreciation and amortization expense.

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

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the year ended December 31, 1997 follow.












                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 15-A, Ltd.:

     We have audited the accompanying balance sheets of CABLE TV FUND 15-A, LTD. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 15-A, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 13, 1998.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                                         December 31,
                                                                 ----------------------------
                    ASSETS                                            1997           1996
                    ------                                       -------------  -------------
CASH                                                             $    771,309   $    452,484

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $123,823 and $58,936
  at December 31, 1997 and 1996, respectively                         351,275        850,977

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                           86,421,520     80,368,193
  Less- accumulated depreciation                                  (44,723,417)   (38,212,602)
                                                                 ------------   ------------
                                                                   41,698,103     42,155,591

  Franchise costs and other intangible assets, net of
    accumulated amortization of $107,855,517 and
    $102,216,387 at December 31, 1997 and 1996, respectively       11,967,455     17,606,585
                                                                 ------------   ------------

              Total investment in cable television properties      53,665,558     59,762,176

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                     1,065,796        890,464
                                                                 ------------   ------------

              Total assets                                       $ 55,853,938   $ 61,956,101
                                                                 ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------



                                                              December 31,
                                                     ------------------------------
     LIABILITIES AND PARTNERS' DEFICIT                   1997            1996
     ---------------------------------               --------------  --------------
LIABILITIES:
  Debt                                               $  83,284,060   $  83,824,072
  General Partner advances                                 429,811         430,624
  Trade accounts payable and accrued liabilities         1,772,421       2,173,095
  Subscriber prepayments                                   124,470         117,656
                                                     -------------   -------------

          Total liabilities                             85,610,762      86,545,447
                                                     -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                      1,000           1,000
    Accumulated deficit                                 (1,217,204)     (1,165,529)
                                                     -------------   -------------

                                                        (1,216,204)     (1,164,529)
                                                     -------------   -------------

  Limited Partners-
    Net contributed capital
      (213,174 units outstanding at
      December 31, 1997 and 1996)                       90,575,991      90,575,991
    Accumulated deficit                               (119,116,611)   (114,000,808)
                                                     -------------   -------------

                                                       (28,540,620)    (23,424,817)
                                                     -------------   -------------

          Total liabilities and partners' deficit    $  55,853,938   $  61,956,101
                                                     =============   =============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                               For the Year Ended December 31,
                                          ------------------------------------------
                                              1997          1996           1995
                                          ------------  -------------  -------------

REVENUES                                  $39,787,908   $ 37,280,733   $ 34,225,349

COSTS AND EXPENSES:
  Operating expenses                       22,014,515     21,003,796     19,556,452
  Management fees and allocated
    overhead from General Partner           4,202,989      4,273,886      4,153,183
  Depreciation and amortization            12,540,147     21,329,239     22,133,502
                                          -----------   ------------   ------------

OPERATING INCOME (LOSS)                     1,030,257     (9,326,188)   (11,617,788)
                                          -----------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                         (6,261,104)    (6,451,648)    (6,627,499)
  Other, net                                   63,369       (415,830)       (12,971)
                                          -----------   ------------   ------------

          Total other income (expense)     (6,197,735)    (6,867,478)    (6,640,470)
                                          -----------   ------------   ------------

NET LOSS                                  $(5,167,478)  $(16,193,666)  $(18,258,258)
                                          ===========   ============   ============

ALLOCATION OF NET LOSS:
  General Partner                         $   (51,675)  $   (161,937)  $   (182,583)
                                          ===========   ============   ============

  Limited Partners                        $(5,115,803)  $(16,031,729)  $(18,075,675)
                                          ===========   ============   ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                            $(24.00)       $(75.20)       $(84.79)
                                          ===========   ============   ============

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                 213,174        213,174        213,174
                                          ===========   ============   =============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                      For the Year Ended December 31,
                                ------------------------------------------
                                     1997          1996           1995
                                ------------   ------------  -------------

GENERAL PARTNER:
  Balance, beginning of year    $ (1,164,529)  $ (1,002,592)  $   (820,009)
  Net loss for year                  (51,675)      (161,937)      (182,583)
                                ------------   ------------   ------------

  Balance, end of year          $ (1,216,204)  $ (1,164,529)  $ (1,002,592)
                                ============   ============   ============

LIMITED PARTNERS:
  Balance, beginning of year    $(23,424,817)  $ (7,393,088)  $ 10,682,587
  Net loss for year               (5,115,803)   (16,031,729)   (18,075,675)
                                ------------   ------------   ------------

  Balance, end of year          $(28,540,620)  $(23,424,817)  $ (7,393,088)
                                ============   ============   ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                For the Year Ended December 31,
                                                           ------------------------------------------
                                                               1997          1996           1995
                                                           ------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(5,167,478)  $(16,193,666)  $(18,258,258)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Depreciation and amortization                         12,540,147     21,329,239     22,133,502
      Amortization of interest rate protection contract              -         75,375         75,375
      Decrease (increase) in trade receivables                 499,702        114,518       (346,752)
      Increase in deposits, prepaid expenses
        and deferred charges                                  (565,534)      (167,800)       (66,583)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments        (393,860)       368,053        225,420
                                                           -----------   ------------   ------------

          Net cash provided by operating activities          6,912,977      5,525,719      3,762,704
                                                           -----------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                   (6,053,327)    (5,785,859)    (6,090,555)
                                                           -----------   ------------   ------------

          Net cash used in investing activities             (6,053,327)    (5,785,859)    (6,090,555)
                                                           -----------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                   7,407,459      5,688,725      8,696,192
  Repayment of debt                                         (7,947,471)      (682,937)      (165,601)
  Decrease in advances from General Partner                       (813)    (4,351,883)    (6,170,031)
                                                           -----------   ------------   ------------

          Net cash provided by financing activities           (540,825)       653,905      2,360,560
                                                           -----------   ------------   ------------

Increase in cash                                               318,825        393,765         32,709

Cash, beginning of year                                        452,484         58,719         26,010
                                                           -----------   ------------   ------------

Cash, end of year                                          $   771,309   $    452,484   $     58,719
                                                           ===========   ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                            $ 6,682,952   $  6,228,037   $  6,318,316
                                                           ===========   ============   ============

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

     Contributed Capital, Commissions and Syndication Costs
     ------------------------------------------------------

     The capitalization of the Partnership is set forth in the accompanying statements of partners' deficit. No limited partner is obligated to make any additional contribution to partnership capital.

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

     Property, Plant and Equipment
     -----------------------------

     Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

               Cable distribution systems        5  -  15  years
               Equipment and tools               5  -   7  years
               Office furniture and equipment    3  -   5  years
               Buildings                            -  30  years
               Vehicles                          3  -   4  years

     Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

     Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

Intangible Assets
-----------------

     Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased are being amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                        1  -  3  years
               Subscriber lists                       1  -  3  years
               Costs in excess of interests in net
                assets purchased                           33  years


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

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the years ended December 31, 1997, 1996 and 1995 were $1,989,395, $1,864,037 and $1,711,267, respectively.

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

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the years ended December 31, 1997, 1996 and 1995 were $2,213,594, $2,409,849 and $2,441,916, respectively.

     The Partnership was charged interest during 1997 at an average interest rate of 7.82 percent on the amounts due the General Partner, which approximated the General Partner's weighted average cost of borrowing. Total interest charged to the Partnership by the General Partner for the years ended December 31, 1997, 1996 and 1995 was $28,297, $273,827 and $724,127, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------


     The Partnership receives or has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of the General Partner.

     Payments to Superaudio totaled $29,315, $12,783 and $11,303 in 1997, 1996 and 1995, respectively. Payments to Knowledge TV, Inc. totaled $61,405, $54,086 and $46,522 in 1997, 1996 and 1995, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $40,501, $60,617 and $54,725 in 1997, 1996 and 1995, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $63,014 and $3,937 in 1997 and 1996, respectively.

     The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $88,862, $56,078 and $26,854 in 1997, 1996 and 1995, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:



                                                 December 31,
                                         ----------------------------
                                              1997           1996
                                         ------------   ------------

     Cable distribution systems          $ 80,576,893   $ 75,288,599
     Equipment and tools                    3,379,339      2,676,421
     Office furniture and equipment           680,980        654,576
     Buildings                                638,343        638,343
     Vehicles                                 967,965        932,254
     Land                                     178,000        178,000
                                         ------------   ------------

                                           86,421,520     80,368,193

      Less:  accumulated depreciation     (44,723,417)   (38,212,602)
                                         ------------   ------------

                                         $ 41,698,103   $ 42,155,591
                                         ============   ============

(5)    DEBT
       ----
       Debt consists of the following:               December 31,
                                              ------------------------
                                                 1997         1996
                                              -----------  -----------
       Lending institutions-
          Revolving credit and term loan      $83,000,000  $83,500,000

       Capital lease obligations                  284,060      324,072
                                              -----------  -----------

                                              $83,284,060  $83,824,072
                                              ===========  ===========


     The Partnership's revolving credit facility converted to a term loan on September 30, 1997. The General Partner amended the credit facility in the fourth quarter of 1997 to extend the revolving feature and reduce the commitment to $85,000,000. The amended agreement allows for the entire commitment to be available through March 31, 2000, at which time the commitment will reduce quarterly until December 31, 2000, at which time the commitment will reduce to zero and will be payable in full. At December 31, 1997, $83,000,000 was outstanding under the Partnership's revolving credit facility, leaving $2,000,000 of available borrowings. Interest is at the Partnership's option of Prime plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of December 31, 1997 and 1996 were 7.34 percent and 7.08 percent, respectively.

     At December 31, 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future cash flows using the Partnership's current incremental rate of borrowing for a similar liability as well as on other factors.

     Installments due on debt principal for each of the five years in the period ending December 31, 2002 and thereafter are: $85,218, $85,218, $83,085,218,
$28,406, $-0- and $-0-, respectively. At December 31, 1997, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

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

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $135,330, $123,430 and $120,120, respectively, for the years ended December 31, 1997, 1996 and 1995. Minimum commitments under operating leases for each of the five years in the period ending December 31, 2002 and thereafter are as follows:


                          1998          $170,507
                          1999            95,990
                          2000            90,784
                          2001            51,087
                          2002            40,590
                          Thereafter     191,950
                                        --------

                                        $640,908
                                        ========


(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------



     Supplementary profit and loss information is presented below:


                                        For the Year Ended December 31,
                                     ------------------------------------
                                        1997         1996         1995
                                     ----------  ------------   ---------
Maintenance and repairs              $  214,197  $    201,270 $   193,886
                                     ==========  ===========  ===========

Taxes, other than income and
   payroll taxes                     $   55,854  $    88,981  $    64,056
                                     ==========  ===========  ===========

Advertising                          $  375,411  $   490,961  $   782,532
                                     ==========  ===========  ===========

Depreciation of property,
   plant and equipment               $6,759,480  $ 6,060,869  $ 6,701,903
                                     ==========  ===========  ===========

Amortization of intangible assets    $5,780,667  $15,268,370  $15,431,599
                                     ==========  ===========  ===========

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

Glenn R. Jones                      68         Chairman of the Board and Chief Executive Officer
James B. O'Brien                    48         President and Director
Ruth E. Warren                      48         Group Vice President/Operations
Kevin P. Coyle                      46         Group Vice President/Finance
Christopher J. Bowick               42         Group Vice President/Technology
Cheryl M. Sprague                   45         Group Vice President/Human Resources
Cynthia A. Winning                  46         Group Vice President/Marketing
Elizabeth M. Steele                 46         Vice President/General Counsel/Secretary
Larry W. Kaschinske                 38         Vice President/Controller
Robert E. Cole                      65         Director
William E. Frenzel                  69         Director
Josef J. Fridman                    52         Director
Donald L. Jacobs                    59         Director
Robert Kearney                      61         Director
James J. Krejci                     56         Director
Raphael M. Solot                    64         Director
Howard O. Thrall                    50         Director
Siim A. Vanaselja                   41         Director
Sanford Zisman                      58         Director
Robert B. Zoellick                  44         Director

  Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd.
He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

  Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as the Chairman of the Board of Directors of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

  Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990.

  Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

  Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Prior to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989. Mr. Bowick also has served since 1995 as President of Jones Futurex, Inc., a wholly owned subsidiary of the General Partner that manufactures and markets data encryption products.

  Ms. Cheryl M. Sprague joined the General Partner in November 1997 as Group Vice President/Human Resources. Prior to November 1997 and since December 1995, Ms. Sprague served as Director, Human Resources for Westmoreland Coal Company, where she was responsible for human resources management for said company and three of its subsidiaries. From October 1993 to December 1995, Ms. Sprague served as President of Peak Executive Resources, where she provided consulting services in organizational development and human resources to businesses experiencing organizational transition. From April 1992 to October 1993, Ms. Sprague was Vice President, Human Resources for Penrose-St. Francis Healthcare System, where she was responsible for management of all human resources activities. Ms. Sprague serves as an adjunct instructor at Regis University and has earned the professional designation as a Senior Professional in Human Resources from the Society for Human Resource Management and its affiliate, the Human Resources Certification Board. Ms. Sprague is a past president of the Colorado Human Resource Association and was named by that association as the Colorado Human Resources Administrator of the Year in 1986. Ms. Sprague also serves as a director on the Area VI Board for the Society for Human Resource Management.

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

     Mr. William E. Frenzel was appointed a Director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade
(GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.- Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

     Mr. Josef J. Fridman was appointed a Director of the General Partner in February 1998. Mr. Fridman is currently senior vice-president, law and corporate secretary of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since January 1991. Mr. Fridman's directorships include Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Association.

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

     Mr. Robert Kearney was appointed a director of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

     Mr. James J. Krejci is President and CEO of Imagelink Technologies, Inc., a privately financed company with leading technology in the desktop or personal computer videoconferencing market. Prior to joining

Imagelink Technologies in July 1996, Mr. Krejci was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci started his career as an electronics research engineer with the Allen-Bradley Company, then moved to the 3M Company, General Electric and Becton Dickinson until March 1985 when he joined Jones International, Ltd. Mr. Krejci has been a director of the General Partner since August 1987.

     Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

     Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is a management and international marketing consultant, having active assignments with First National Net, Inc., LEP Technologies, Cheong Kang Associates (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary.

     Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. He is the Executive Vice President and Chief Financial Officer of Bell Canada International Inc. and Vice President of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

     Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 32 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

     Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is the John M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was an Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

     The Partnership has no employees; however, various personnel are required to operate the Systems. Such personnel are employed by the General Partner and, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

     As of February 16, 1998, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


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

TRANSACTIONS WITH THE GENERAL PARTNER

     The General Partner charges the Partnership a 5 percent management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.

     The General Partner from time to time also advances funds to the Partnership and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

     Knowledge TV, Inc., a company owned 67 percent by Jones Education Group, Ltd., 7 percent by Mr. Jones and 26 percent by the General Partner, operates the television network JEC Knowledge TV. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV. Inc. sells its programming to the Systems.

     Jones Computer Network, Ltd., a wholly owned subsidiary of Jones Education Group, Ltd., a company owned 64 percent by Jones International, Ltd., 16 percent by the General Partner, 12 percent by BCI and 8 percent by Mr. Jones, operated the television network Jones Computer Network. This network provided programming focused primarily on computers and technology. Jones Computer Network sold its programming to the Systems. Jones Computer Network, Ltd. terminated its programming in April 1997.

     The Great American Country network provides country music video programming to the cable television systems owned by the Partnership. This network, owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, commenced service in 1996 to the Systems.

     Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides audio programming to the Systems.

     The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. The Partnership's systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Partnership's Systems totaled approximately $88,862 for the year ended December 31, 1997.

     The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                      For the Year Ended December 31,
                                                    -------------------------------------------------------------------
                                                           1997                   1996                  1995
                                                    ---------------------  ---------------------  ---------------------
Management fees                                        $1,989,395             $1,864,037            $ 1,711,267
Allocation of expenses                                  2,213,594             $2,409,849            $ 2,441,916
Interest expense                                           28,297                273,827                724,127
Amount of advances outstanding                            429,811                430,624              4,782,507
Highest amount of advances outstanding                    429,811              4,782,507             11,894,092
Programming fees:
 Knowledge TV, Inc.                                        61,405                 54,086                 46,522
 Jones Computer Network, Ltd.                              40,501                 60,617                 54,725
 Great American Country                                    63,014                  3,937                      0
 Superaudio                                                29,315                 12,783                 11,303

                                   PART IV.
                                   --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)  1.      See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.
3.           The following exhibits are filed herewith.
     4.1     Limited Partnership Agreement for Cable TV Fund 15-A, Ltd. (1)
     10.1.1  Copy of franchise and related documents granting a community antenna television system franchise for the Village of Barrington,
             Illinois. (1)
     10.1.2  Copy of franchise and related documents granting a community antenna television system franchise for Cook County, Illinois. (2)
     10.1.3  Copy of franchise and related documents granting a community antenna television system franchise for the Village of Crete,
             Illinois. (3)
     10.1.4  Copy of franchise and related documents granting a community antenna television system franchise for the Village of Deer Park,
             Illinois. (1)
     10.1.5  Copy of franchise and related documents granting a community antenna television system franchise for the City of Elgin,
             Illinois. (1)
     10.1.6  Copy of franchise and related documents granting a community antenna television system franchise for the Village of Flossmoor,
             Illinois. (3)
     10.1.7  Copy of franchise and related documents granting a community antenna television system franchise for the Village of Hawthorn
             Woods, Illinois. (7)
     10.1.8  Copy of franchise and related documents granting a community antenna television system franchise for the Village of Hazel Crest,
             Illinois.
     10.1.9  Copy of franchise and related documents granting a community antenna television system franchise for Hoffman Estates, Illinois.
             (2)
     10.1.10 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Indian
             Creek, Illinois. (1)
     10.1.11 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Indian Head
             Park, Illinois. (3)
     10.1.12 Copy of franchise and related documents granting a community antenna television system franchise for the County of Kane, Illinois. (2)
     10.1.13 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Kildeer, Illinois. (7)
     10.1.14 Copy of Amendatory Ordinance No. 96-0-732 of the Village of Kildeer
             renewing and amending the franchise. (7)

         10.1.15 Copy of franchise and related documents granting a community antenna television system franchise for the Village of La Grange, Illinois. (3)
         10.1.16 Copy of franchise and related documents granting a community antenna television system franchise for the Village of La Grange Park, Illinois. (3)
         10.1.17 Copy of franchise and related documents granting a community antenna television system franchise for the County of Lake, Illinois. (1)
         10.1.18  Copy of amendment to franchise agreement dated May 15, 1991.
                  (3)
         10.1.19 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Lake Barrington, Illinois. (4)
         10.1.20  Copy of Resolution 92-R-20 dated 9/8/92. (2)
         10.1.21 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Lake Zurich, Illinois. (7)
         10.1.22 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Lansing, Illinois.
         10.1.23 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Long Grove, Illinois. (2)
         10.1.24 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Matteson, Illinois.
         10.1.25 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Olympia Fields, Illinois. (3)
         10.1.26 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Riverside, Illinois. (3)
         10.1.27 Copy of franchise and related documents granting a community antenna television system franchise for the Village of South Elgin, Illinois. (1)
         10.1.28 Copy of franchise and related documents granting a community antenna television system franchise for Thornton, Illinois.
                  (3)
         10.1.29 Copy of franchise and related documents granting a community antenna television system franchise for the Village of University Park, Illinois. (7)
         10.1.30 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Vernon Hills, Illinois. (7)
         10.1.31 Copy of franchise and related documents granting a community antenna television system franchise for the Village of Western Springs, Illinois. (3)
         10.2.1 Credit Agreement dated as of November 21, 1994 among Cable TV Fund 15-A, Ltd. and Shawmut Bank Connecticut, N.A., as agent for various lenders. (5)
         10.2.2 Amendment Agreement dated as of March 28, 1996 to Credit Agreement dated as of November 21, 1994. (6)

         10.2.3 Second Amendment Agreement dated as of December 18, 1997 to Credit Agreement among Cable TV Fund 15-A, Ltd., Fleet National Bank, Credit Lyonnais Cayman Island Branch, The Bank of Nova Scotia, Royal Bank of Canada, Societe Generale and Banque Paribas.

         27      Financial Data Schedule
__________
(1) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
(2) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
(3) Incorporated by reference from the Annual Report on Form 10-K of Jones Intercable, Inc. (Commission File No. 1-9953) for fiscal year ended 5/31/90.
(4) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
(5) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(6) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(7) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(b)  Reports on Form 8-K
     -------------------

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

                                            CABLE TV FUND 15-A, LTD.
                                            a Colorado limited partnership
                                            By:  Jones Intercable, Inc.

                                            By:  /s/ Glenn R. Jones
                                                 -------------------------------
                                                 Glenn R. Jones
                                                 Chairman of the Board and Chief
Dated: March 23, 1998                            Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            By:  /s/ Glenn R. Jones
                                                 -------------------------------
                                                 Glenn R. Jones
                                                 Chairman of the Board and Chief
                                                 Executive Officer
Dated: March 23, 1998                            (Principal Executive Officer)


                                            By:  /s/ Kevin P. Coyle
                                                 -------------------------------
                                                 Kevin P. Coyle
                                                 Group Vice President/Finance
Dated: March 23, 1998                            (Principal Financial Officer)


                                            By:  /s/ Larry Kaschinske
                                                 -------------------------------
                                                 Larry Kaschinske
                                                 Vice President/Controller
Dated: March 23, 1998                            (Principal Accounting Officer)


                                            By:  /s/ James B. O'Brien
                                                 -------------------------------
                                                 James B. O'Brien
Dated: March 23, 1998                            President and Director


                                            By:  /s/ Robert E. Cole
                                                 -------------------------------
                                                 Robert E. Cole
Dated: March 23, 1998                            Director


                                            By:  /s/ William E. Frenzel
                                                 -------------------------------
                                                 William E. Frenzel
Dated: March 23, 1998                            Director

                                            By:
                                                 ------------------------------
                                                 Josef J. Fridman
Dated: March 23, 1998                            Director


                                            By:
                                                 ------------------------------
                                                 Donald L. Jacobs
Dated: March 23, 1998                            Director


                                            By:
                                                 ------------------------------
                                                 Robert Kearney
Dated: March 23, 1998                            Director


                                            By:  /s/ James J. Krejci
                                                 ------------------------------
                                                 James J. Krejci
Dated: March 23, 1998                            Director


                                            By:  /s/ Raphael M. Solot
                                                 ------------------------------
                                                 Raphael M. Solot
Dated: March 23, 1998                            Director


                                            By:  /s/ Howard O. Thrall
                                                 ------------------------------
                                                 Howard O. Thrall
Dated: March 23, 1998                            Director


                                            By:
                                                 ------------------------------
                                                 Siim A. Vanaselja
Dated: March 23, 1998                            Director


                                            By:  /s/ Sanford Zisman
                                                 ------------------------------
                                                 Sanford Zisman
Dated: March 23, 1998                            Director


                                            By:  /s/ Robert B. Zoellick
                                                 ------------------------------
                                                 Robert B. Zoellick
Dated: March 23, 1998                            Director