Form 10-Q
period 1998-03-31
CABLE TV FUND 15-A LTD
filed 1998-05-13
CIK 849976

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998.

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.


                        Commission File Number 0-17733



                           CABLE TV FUND 15-A, LTD.
------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


Colorado                                                           #84-1091413
------------------------------------------------------------------------------
State of organization                                   I.R.S. employer I.D. #


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------



                                                               March 31,    December 31,
                         ASSETS                                  1998           1997
                         ------                              ------------   ------------

CASH                                                         $    737,054   $    771,309

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $93,185 and $123,823 at March 31, 1998
  and December 31, 1997, respectively                             918,787        351,275

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                       87,513,003     86,421,520
  Less- accumulated depreciation                              (46,194,326)   (44,723,417)
                                                             ------------   ------------

                                                               41,318,677     41,698,103

  Franchise costs and other intangible assets, net of
    accumulated amortization of $109,232,985 and
    $107,855,517 at March 31, 1998 and
    December 31, 1997, respectively                            10,589,987     11,967,455
                                                             ------------   ------------

          Total investment in cable television properties      51,908,664     53,665,558

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                 1,147,176      1,065,796
                                                             ------------   ------------

          Total assets                                       $ 54,711,681   $ 55,853,938
                                                             ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------



                                                      March 31,      December 31,
        LIABILITIES AND PARTNERS' DEFICIT               1998            1997
        ---------------------------------           -------------   -------------

LIABILITIES:
  Debt                                              $  83,956,463   $  83,284,060
  General Partner advances                                      -         429,811
  Trade accounts payable and accrued liabilities        1,372,970       1,772,421
  Subscriber prepayments                                  137,298         124,470
                                                    -------------   -------------

        Total liabilities                              85,466,731      85,610,762
                                                    -------------   -------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                     1,000           1,000
    Accumulated deficit                                (1,227,186)     (1,217,204)
                                                    -------------   -------------

                                                       (1,226,186)     (1,216,204)
                                                    -------------   -------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at March 31, 1998
      and December 31, 1997)                           90,575,991      90,575,991
    Accumulated deficit                              (120,104,855)   (119,116,611)
                                                    -------------   -------------

                                                      (29,528,864)    (28,540,620)
                                                    -------------   -------------

        Total liabilities and partners' deficit     $  54,711,681   $  55,853,938
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

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------



                                         For the Three Months Ended
                                                 March 31,
                                         --------------------------
                                             1998          1997
                                         -----------   ------------
REVENUES                                 $10,056,669   $ 9,603,561

COSTS AND EXPENSES:
  Operating expenses                       5,506,102     5,418,261
  Management fees and allocated
    overhead from General Partner          1,080,139     1,127,779
  Depreciation and amortization            2,984,446     3,101,221
                                         -----------   -----------

OPERATING INCOME (LOSS)                      485,982       (43,700)
                                         -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                        (1,519,681)   (1,518,641)
  Other, net                                  35,473        20,557
                                         -----------   -----------

        Total other income (expense)      (1,484,208)   (1,498,084)
                                         -----------   -----------

NET LOSS                                 $  (998,226)  $(1,541,784)
                                         ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                        $    (9,982)  $   (15,418)
                                         ===========   ===========

  Limited Partners                       $  (988,244)  $(1,526,366)
                                         ===========   ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT    $     (4.64)  $     (7.16)
                                         ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING              213,174       213,174
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

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------



                                                             For the Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                                1998           1997
                                                            -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $  (998,226)   $(1,541,784)
    Adjustments to reconcile
      net loss to net cash provided by
      operating activities:
          Depreciation and amortization                        2,984,446      3,101,221
          Decrease (increase) in trade receivables              (567,512)       461,977
          Increase in deposits, prepaid expenses
            and deferred charges                                (217,449)       (57,074)
          Decrease in trade accounts payable and accrued
              liabilities and subscriber prepayments            (386,623)      (460,098)
          Decrease in General Partner advances                  (429,811)      (430,624)
                                                             -----------    -----------

          Net cash provided by operating activities              384,825      1,073,618
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                   (1,091,483)      (804,324)
                                                             -----------    -----------

          Net cash used in investing activities               (1,091,483)      (804,324)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                     700,000        400,000
    Repayment of debt                                            (27,597)       (51,530)
                                                             -----------    -----------

          Net cash provided by financing activities              672,403        348,476
                                                             -----------    -----------

Increase (decrease) in cash                                      (34,255)       617,764

Cash, beginning of period                                        771,309        452,484
                                                             -----------    -----------

Cash, end of period                                          $   737,054    $ 1,070,248
                                                             ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                            $ 1,549,690    $ 1,584,266
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

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at March 31, 1998 and December 31, 1997 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month periods ended March 31, 1998 and 1997 were $502,833 and $480,178, respectively.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable.
Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1998 and 1997 were $577,306 and $647,601, respectively.

(3) On April 8, 1998, the Partnership signed a letter of intent to sell its Barrington System and South Suburban System to an unaffiliated party for an aggregate sales price of $175,000,000, subject to customary closing adjustments. The sale of the Barrington System and South Suburban System is contingent upon the Partnership and the prospective buyer negotiating a definitive asset purchase agreement. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Barrington System and South Suburban System constitute all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. Upon the proposed sale of the Barrington System and South Suburban System, the Partnership will repay all of its indebtedness, which totaled $83,956,463 at March 31, 1998, leaving the Partnership with no debt outstanding, pay a brokerage fee to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of the General Partner, totaling $4,375,000, representing
2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $5,298,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $82,660,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Barrington System and South Suburban System. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a general partner distribution from the sale of the Barrington System and the South Suburban System. Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $388 for each $500 limited partnership interest, or $776 for each $1,000 invested in the partnership.

     The $5,298,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until the fourth quarter of 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership's limited partners. If the entire $5,298,000 escrow amount is available, the Partnership would then distribute the $5,298,000 to the limited partners, which would represent $25 for each $500 limited partnership interest, or $50 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.
Since the Barrington System and the South Suburban System represent the only assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On April 8, 1998, the Partnership signed a letter of intent to sell its Barrington System and South Suburban System to an unaffiliated party for an aggregate sales price of $175,000,000, subject to customary closing adjustments. The sale of the Barrington System and South Suburban System is contingent upon the Partnership and the prospective buyer negotiating a definitive asset purchase agreement. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Barrington System and South Suburban System constitute all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. Upon the proposed sale of the Barrington System and South Suburban System, the Partnership will repay all of its indebtedness, which totaled $83,956,463 at March 31, 1998, leaving the Partnership with no debt outstanding, pay a brokerage fee to The Jones Group totaling $4,375,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $5,298,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $82,660,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Barrington System and South Suburban System. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a general partner distribution from the sale of the Barrington System and the South Suburban System. Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $388 for each $500 limited partnership interest, or $776 for each $1,000 invested in the partnership.

     The $5,298,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until the fourth quarter of 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership's limited partners. If the entire $5,298,000 escrow amount is available, the Partnership would then distribute the $5,298,000 to the limited partners, which would represent $25 for each $500 limited partnership interest, or $50 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.
Since the Barrington System and the South Suburban System represent the only assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     For the three months ended March 31, 1998, the Partnership generated net cash from operating activities totaling $384,825, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $1,091,500 during the first three months of 1998. Approximately 53 percent of these expenditures was for service drops to homes. New plant construction related to new homes passed accounted for approximately 24 percent. The remainder of the expenditures was for other capital expenditures to maintain the value of the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings from the Partnership's credit facility. Budgeted capital expenditures for the remainder of 1998 are approximately $3,509,900. Approximately 44 percent of the remaining capital expenditures will be for service drops to homes. Approximately 21 percent of the remaining capital expenditures will be for new plant construction related to new homes passed. The remainder of the anticipated expenditures is for other capital expenditures to maintain the value of the Partnership's systems until they are sold. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Partnership's credit facility.

     Ameritech, which provides telephone service in a multi-state region, including Illinois, has begun providing cable television service in a portion of the Partnership's Barrington System. This competition has had a negative effect on the revenues and cash flow of the Barrington System. The General Partner is taking prudent steps necessary to meet this competition from Ameritech, and to the extent possible, to safeguard the value of the Partnership's systems until they are sold.

     The Partnership's $85,000,000 revolving credit facility allows for the entire commitment to be available through March 31, 2000, at which time the commitment will reduce quarterly until December 31, 2000, at which time the commitment will reduce to zero and will be payable in full. At March 31, 1998, $83,700,000 was outstanding under the Partnership's revolving credit facility, leaving $1,300,000 of available borrowings. The entire outstanding balance of the revolving credit facility will be repaid with proceeds from the proposed sale of the Barrington System and the South Suburban System. Interest is at the Partnership's option of Prime plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of March 31, 1998 and 1997 were 7.16 percent and 7.10 percent, respectively.

     The Partnership has sufficient sources of capital in the form of cash on hand, cash generated from operations and borrowings available under its revolving credit facility to meet its presently anticipated liquidity and capital needs until its systems are sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $453,108, or approximately 5 percent, to $10,056,669 for the three month period ended March 31, 1998 from $9,603,561 for the comparable period in 1997. Basic service rate increases implemented in the Partnership's systems combined with increases in advertising sales revenues primarily accounted for the increase in revenues. Basic service rate increases implemented in the Partnership's systems accounted for approximately 66 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses of the Partnership increased $87,841, or approximately 2 percent, to $5,506,102 for the three month period ended March 31, 1998 from $5,418,261 for the comparable period in 1997. Increases in programming fees and advertising sales expenses primarily accounted for the increase in operating expenses. No other individual factor was significant to the increase in operating expenses. Operating expenses represented approximately 55 percent of revenue for the three month period ended March 31, 1998 compared to approximately 56 percent for the comparable period in 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $365,267, or approximately 9 percent, to $4,550,567 for the three month period ended March 31, 1998 from $4,185,300 for the comparable period in 1997. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $47,640, or approximately 4 percent, to $1,080,139 for the three month period ended March 31, 1998 from $1,127,779 for the comparable period in 1997. This decrease was due to a decrease in allocated overhead from the General Partner.

     Depreciation and amortization expense decreased $116,775, or approximately 4 percent, to $2,984,446 for the three month period ended March 31, 1998 from $3,101,221 for the comparable period in 1997. This decrease was due to the maturation of a portion of the Partnership's depreciable asset base.

     The Partnership recognized operating income of $485,982 for the three month period ended March 31, 1998 compared to an operating loss of $43,700 for the comparable period in 1997. This change was the result of the increase in operating cash flow and decreases in management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     Interest expense increased $1,040 to $1,519,681 for the three month period ended March 31, 1998 from $1,518,641 for the comparable period in 1997.

     Net loss decreased $543,558, or approximately 35 percent, to $998,226 for the three month period ended March 31, 1998 from $1,541,784 for the comparable period in 1997. This decrease was due to the factors discussed above.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated April 8, 1998, reported that on April 8, 1998, Jones Intercable, Inc., the general partner of the Partnership, executed a letter of intent to sell the Partnership's Barrington System and South Suburban System to an unaffiliated third party.

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

Dated:  May 13, 1998