Form 10-Q
period 1998-06-30
CABLE TV FUND 15-A LTD
filed 1998-08-12
CIK 849976

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998.
                               -------------

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________.

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

YES   X                                                         NO _____
    -----

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                               June 30,     December 31,
                           ASSETS                                1998           1997
                           ------                            -------------  -------------

CASH                                                         $  1,083,036   $    771,309

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $129,133 and $123,823 at June 30, 1998
  and December 31, 1997, respectively                             419,686        351,275

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                       89,209,846     86,421,520
  Less- accumulated depreciation                              (47,930,568)   (44,723,417)
                                                             ------------   ------------

                                                               41,279,278     41,698,103

  Franchise costs and other intangible assets, net of
    accumulated amortization of $110,610,451 and
    $107,855,517 at June 30, 1998 and
    December 31, 1997, respectively                             9,212,521     11,967,455
                                                             ------------   ------------

          Total investment in cable television properties      50,491,799     53,665,558

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                 1,007,010      1,065,796
                                                             ------------   ------------

          Total assets                                       $ 53,001,531   $ 55,853,938
                                                             ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                       June 30,      December 31,
       LIABILITIES AND PARTNERS' DEFICIT                 1998            1997
       ---------------------------------            --------------  --------------

LIABILITIES:
  Debt                                              $  83,929,128   $  83,284,060
  General Partner advances                                      -         429,811
  Trade accounts payable and accrued liabilities        1,317,086       1,772,421
  Subscriber prepayments                                  121,438         124,470
                                                    -------------   -------------

        Total liabilities                              85,367,652      85,610,762
                                                    -------------   -------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                     1,000           1,000
    Accumulated deficit                                (1,243,297)     (1,217,204)
                                                    -------------   -------------

                                                       (1,242,297)     (1,216,204)
                                                    -------------   -------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at June 30, 1998
      and December 31, 1997)                           90,575,991      90,575,991
    Accumulated deficit                              (121,699,815)   (119,116,611)
                                                    -------------   -------------

                                                      (31,123,824)    (28,540,620)
                                                    -------------   -------------

        Total liabilities and partners' deficit     $  53,001,531   $  55,853,938
                                                    =============   =============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                             For the Three Months Ended    For the Six Months Ended
                                                       June 30,                     June 30,
                                             --------------------------    --------------------------
                                                 1998           1997          1998          1997
                                             -----------    -----------   -----------   -----------
REVENUES                                     $10,124,073    $10,100,597   $20,180,742   $19,704,158

COSTS AND EXPENSES:
  Operating expenses                           5,839,081      5,689,944    11,345,183    11,108,205
  Management fees and allocated overhead
    from General Partner                       1,116,609      1,005,821     2,196,748     2,133,600
  Depreciation and amortization                3,257,823      3,006,453     6,242,269     6,107,674
                                             -----------    -----------   -----------   -----------

OPERATING INCOME (LOSS)                          (89,440)       398,379       396,542       354,679
                                             -----------    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                            (1,518,747)    (1,522,086)   (3,038,428)   (3,040,727)
  Other, net                                      (2,884)        26,129        32,589        46,686
                                             -----------    -----------   -----------   -----------

        Total other income (expense)          (1,521,631)    (1,495,957)   (3,005,839)   (2,994,041)
                                             -----------    -----------   -----------   -----------

NET LOSS                                     $(1,611,071)   $(1,097,578)  $(2,609,297)  $(2,639,362)
                                             ===========    ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                            $   (16,111)   $   (10,976)  $   (26,093)  $   (26,394)
                                             ===========    ===========   ===========   ===========

  Limited Partners                           $(1,594,960)   $(1,086,602)  $(2,583,204)  $(2,612,968)
                                             ===========    ===========   ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                $(7.48)        $(5.10)      $(12.12)      $(12.26)
                                             ===========    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              213,174        213,174       213,174       213,174
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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                  For the Six Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                     1998          1997
                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $(2,609,297)  $(2,639,362)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
          Depreciation and amortization                            6,242,269     6,107,674
          Decrease (increase) in trade receivables                   (68,411)      415,941
          Increase in deposits, prepaid expenses and
            deferred charges                                        (221,398)      (25,012)
          Decrease in trade accounts payable, accrued
            liabilities and subscriber prepayments                  (458,367)     (571,651)
          Decrease in General Partner advances                      (429,811)     (430,624)
                                                                 -----------   -----------

          Net cash provided by operating activities                2,454,985     2,903,820
                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                       (2,788,326)   (2,176,870)
                                                                 -----------   -----------

          Net cash used in investing activities                   (2,788,326)   (2,176,870)
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                         700,000       507,459
    Repayment of debt                                                (54,932)     (891,229)
                                                                 -----------   -----------

          Net cash provided by (used in) financing activities        645,068      (383,770)
                                                                 -----------   -----------

Increase in cash                                                     311,727       296,326

Cash, beginning of period                                            771,309       452,484
                                                                 -----------   -----------

Cash, end of period                                              $ 1,083,036   $   748,810
                                                                 ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                $ 3,066,333   $ 3,450,613
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

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at June 30, 1998 and December 31, 1997, its results of operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1998 were $506,204 and $1,009,037, respectively, compared to $505,030 and $985,208, respectively, for the comparable periods in 1997.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1998 were $610,405 and $1,187,711, respectively, compared to $500,791 and $1,148,392, respectively, for the comparable periods in 1997.

(3) On August 7, 1998, the Partnership signed an asset purchase agreement to sell its Barrington System and South Suburban System to an unaffiliated party for an aggregate sales price of $175,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Barrington System and South Suburban System constitute all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. The General Partner expects to conduct a vote of the limited partners on the proposed sale of these systems in the fourth quarter of 1998.

         Upon the consummation of the proposed sale of the Barrington System and South Suburban System, based upon financial information as of June 30, 1998, the Partnership will repay all of its indebtedness, which totaled $83,929,128, pay a brokerage fee to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of the General Partner, totaling $4,375,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $5,298,000 into an indemnity escrow account. The remaining net sale proceeds expected to total approximately $82,469,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Barrington System and South Suburban System. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a general partner distribution from the sale of the Barrington System and the South Suburban System. This distribution will give the Partnership's limited partners an approximate return of $387 for each $500 limited partnership interest, or $774 for each $1,000 invested in the partnership.

         The $5,298,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed by the Partnership. If the entire $5,298,000 escrow amount is available, the Partnership would then distribute the $5,298,000 to the limited partners, which would represent $25 for each $500 limited partnership interest, or $50 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Barrington System and the South Suburban System represent the only assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

         On August 7, 1998, the Partnership signed an asset purchase agreement to sell its Barrington System and South Suburban System to an unaffiliated party for an aggregate sales price of $175,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Barrington System and South Suburban System constitute all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. The General Partner expects to conduct a vote of the limited partners on the proposed sale of these systems in the fourth quarter of 1998.

         Upon the consummation of the proposed sale of the Barrington System and South Suburban System, based upon financial information as of June 30, 1998, the Partnership will repay all of its indebtedness, which totaled $83,929,128, pay a brokerage fee to The Jones Group totaling $4,375,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $5,298,000 into an indemnity escrow account. The remaining net sale proceeds expected to total approximately $82,469,000 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Barrington System and South Suburban System. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a general partner distribution from the sale of the Barrington System and the South Suburban System. This distribution will give the Partnership's limited partners an approximate return of $387 for each $500 limited partnership interest, or $774 for each $1,000 invested in the partnership.

         The $5,298,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership's limited partners. If the entire $5,298,000 escrow amount is available, the Partnership would then distribute the $5,298,000 to the limited partners, which would represent $25 for each $500 limited partnership interest, or $50 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Barrington System and the South Suburban System represent the only assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

         For the six months ended June 30, 1998, the Partnership generated net cash from operating activities totaling $2,454,985, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $2,788,300 during the first six months of 1998. Approximately 46 percent of these expenditures was for service drops to homes. New plant construction related to new homes passed accounted for approximately 22 percent. The remainder of the expenditures was for other capital expenditures to maintain the value of the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and borrowings from the Partnership's credit facility. Budgeted capital expenditures for the remainder of 1998 are approximately $2,995,700. Approximately 45 percent of the remaining capital expenditures will be for service drops to homes. Approximately 20 percent of the remaining capital expenditures will be for new plant construction related to new homes passed. The remainder of the anticipated expenditures is for other capital expenditures to maintain the value of the Partnership's systems until they are sold. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Partnership's credit facility. The Partnership is obligated to conduct its business in the ordinary course until the Barrington System and South Suburban System are sold.

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

         The Partnership's $85,000,000 revolving credit facility allows for the entire commitment to be available through March 31, 2000, at which time the commitment will reduce quarterly until December 31, 2000, at which time the commitment will reduce to zero and will be payable in full. At June 30, 1998, $83,700,000 was outstanding under the Partnership's revolving credit facility, leaving $1,300,000 of available borrowings. The entire outstanding balance of the revolving credit facility will be repaid with proceeds from the proposed sale of the Barrington System and the South Suburban System. Interest is at the Partnership's option of Prime plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of June 30, 1998 and 1997 were 7.19 percent and 7.30 percent, respectively.

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

         The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, the General Partner will assess the Partnership's options regarding repair or replacement of affected equipment during this testing. The General Partner believes that the financial impact will not be material.

RESULTS OF OPERATIONS
---------------------

         Revenues of the Partnership increased $23,476, or less than 1 percent, to $10,124,073 for the three month period ended June 30, 1998 from $10,100,597 for the comparable period in 1997. Revenues of the Partnership increased $476,584, or approximately 2 percent, to $20,180,742 for the six month period ended June 30, 1998 from $19,704,158 for the comparable period in 1997. The increase in revenues was primarily due to basic service rate increases implemented in the Partnership's systems and an increase in advertising sales revenues. This increase would have been higher except for the Barrington System's competition from Ameritech.

         Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

         Operating expenses increased $149,137, or approximately 3 percent, to $5,839,081 for the three month period ended June 30, 1998 from $5,689,944 for the comparable period in 1997. Operating expenses increased $236,978, or approximately 2 percent, to $11,345,183 for the six month period ended June 30, 1998 from $11,108,205 for the comparable period in 1997. Increases in programming fees primarily accounted for the increases in operating expenses. No other individual factor contributed significantly to the increase in operating expenses. Operating expenses represented approximately 58 percent and 56 percent, respectively, of revenues for each of the three and six month periods ended June 30, 1998 and 56 percent of revenues for each of the three and six month periods ending June 30, 1997.

         The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $125,661, or approximately 3 percent, to $4,284,992 for the three month period ended June 30, 1998 from $4,410,653 for the comparable period in 1997. This decrease was due to the increase in operating expenses exceeding the increase in revenues. Operating cash flow increased $239,606, or approximately 3 percent, to $8,835,559 for the six month period ended June 30, 1998 from $8,595,953 for the comparable period in 1997. This increase was due to the increase in revenues exceeding the increase in operating expenses.

         Management fees and allocated overhead from the General Partner increased $110,788, or approximately 11 percent, to $1,116,609 for the three month period ended June 30, 1998 from $1,005,821 for the comparable period in 1997. This increase was primarily due to the timing of certain expenses allocated from Jones Intercable, Inc. Management fees and allocated overhead from the General Partner increased $63,148, or approximately 3 percent, to $2,196,748 for the six month period ended June 30, 1998 from $2,133,600 for the comparable period in 1997. This increase was due to an increase in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense increased $251,370, or approximately 8 percent, to $3,257,823 for the three month period ended June 30, 1998 from $3,006,453 for the comparable period in 1997. Depreciation and amortization expense increased $134,595, or approximately 2 percent, to $6,242,269 for the six month period ended June 30, 1998 from $6,107,674 for the comparable period in 1997. These increases were due to the purchase of capital assets during the six month period ending June 30, 1998.

         The Partnership recorded an operating loss of $89,440 for the three month period ended June 30, 1998 compared to operating income of $398,379 for the comparable period in 1997. This change was a result of the decrease in operating cash flow and the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense. The Partnership's operating income increased $41,863, or approximately 12 percent, to $396,542 for the six month period ended June 30, 1998 compared to $354,679 for the comparable period in 1997. This increase was a result of the increase in operating cash flow exceeding the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense.

         Interest expense decreased $3,339, or less than 1 percent, to $1,518,747 for the three month period ended June 30, 1998 from $1,522,086 for the comparable period in 1997. Interest expense decreased $2,299, or less than 1 percent, to $3,038,428 for the six month period ended June 30, 1998 from $3,040,727 for the comparable period in 1997. These decreases were due to lower interest rates on interest bearing obligations.

         Net loss increased $513,493, or approximately 47 percent, to $1,611,071 for the three month period ended June 30, 1998 from $1,097,578 for the comparable period in 1997. Net loss decreased $30,065, or approximately 1 percent, to $2,609,297 for the six month period ended June 30, 1998 from $2,639,362 for the comparable period in 1997. These changes were due to the factors discussed above.

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


                                         CABLE TV FUND 15-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:  /S/ Kevin P. Coyle
                                              --------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  August 12, 1998