Form 10-Q
period 1998-09-30
CABLE TV FUND 15-A LTD
filed 1998-11-13
CIK 849976

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark one)
[x]     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998.
[_]     Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from       to         .
                              -------  ---------

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                             September 30,   December 31,
                       ASSETS                                    1998           1997
                       ------                                --------------  -------------

CASH                                                          $    498,279   $    771,309

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $74,732 and $123,823 at
  September 30, 1998 and December 31, 1997, respectively           317,569        351,275

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                        90,805,071     86,421,520
  Less- accumulated depreciation                               (49,725,091)   (44,723,417)
                                                              ------------   ------------

                                                                41,079,980     41,698,103

  Franchise costs and other intangible assets, net of
    accumulated amortization of $111,106,178 and
    $107,855,517 at September 30, 1998 and
    December 31, 1997, respectively                              8,716,794     11,967,455
                                                              ------------   ------------

          Total investment in cable television properties       49,796,774     53,665,558

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                  1,047,876      1,065,796
                                                              ------------   ------------

          Total assets                                        $ 51,660,498   $ 55,853,938
                                                              ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                    September 30,    December 31,
        LIABILITIES AND PARTNERS' DEFICIT               1998            1997
        ---------------------------------           --------------  --------------

LIABILITIES:
  Debt                                              $  82,901,793   $  83,284,060
  General Partner advances                                      -         429,811
  Trade accounts payable and accrued liabilities        1,673,480       1,772,421
  Subscriber prepayments                                  115,914         124,470
                                                    -------------   -------------

        Total liabilities                              84,691,187      85,610,762
                                                    -------------   -------------

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                     1,000           1,000
    Accumulated deficit                                (1,249,943)     (1,217,204)
                                                    -------------   -------------

                                                       (1,248,943)     (1,216,204)
                                                    -------------   -------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at September 30, 1998
      and December 31, 1997)                           90,575,991      90,575,991
    Accumulated deficit                              (122,357,737)   (119,116,611)
                                                    -------------   -------------

                                                      (31,781,746)    (28,540,620)
                                                    -------------   -------------

        Total liabilities and partners' deficit     $  51,660,498   $  55,853,938
                                                    =============   =============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                             For the Three Months Ended    For the Nine Months Ended
                                                   September 30,                 September 30,
                                            ----------------------------  ---------------------------
                                                 1998           1997           1998          1997
                                             -----------    -----------    -----------   -----------
REVENUES                                     $10,074,702    $ 9,939,509    $30,255,444   $29,643,667

COSTS AND EXPENSES:
  Operating expenses                           5,695,081      5,329,737     17,040,264    16,437,942
  Management fees and allocated overhead
    from General Partner                       1,062,288      1,023,387      3,259,036     3,156,987
  Depreciation and amortization                2,450,661      3,078,303      8,692,930     9,185,977
                                             -----------    -----------    -----------   -----------

OPERATING INCOME                                 866,672        508,082      1,263,214       862,761
                                             -----------    -----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                            (1,541,910)    (1,549,840)    (4,580,338)   (4,590,567)
  Other, net                                      10,670          1,959         43,259        48,645
                                             -----------    -----------    -----------   -----------

          Total other income (expense)        (1,531,240)    (1,547,881)    (4,537,079)   (4,541,922)
                                             -----------    -----------    -----------   -----------

NET LOSS                                     $  (664,568)   $(1,039,799)   $(3,273,865)  $(3,679,161)
                                             ===========    ===========    ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                            $    (6,646)   $   (10,398)   $   (32,739)  $   (36,792)
                                             ===========    ===========    ===========   ===========

  Limited Partners                           $  (657,922)   $(1,029,401)   $(3,241,126)  $(3,642,369)
                                             ===========    ===========    ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                           $     (3.09)   $     (4.83)   $    (15.21)  $    (17.09)
                                             ===========    ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              213,174        213,174        213,174       213,174
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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                 ----------------------------
                                                                     1998           1997
                                                                 ------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $(3,273,865)    $(3,679,161)
    Adjustments to reconcile net loss to net
        cash provided by operating activities:
            Depreciation and amortization                          8,692,930       9,185,977
          Decrease in trade receivables                               33,706         320,696
          Increase in deposits, prepaid expenses and
            deferred charges                                        (422,675)       (135,250)
          Decrease in trade accounts payable, accrued
            liabilities and subscriber prepayments                  (107,497)       (461,388)
          Decrease in General Partner advances                      (429,811)       (430,624)
                                                                 -----------     -----------

          Net cash provided by operating activities                4,492,788       4,800,250
                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                       (4,383,551)     (3,748,430)
                                                                 -----------     -----------

          Net cash used in investing activities                   (4,383,551)     (3,748,430)
                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                       1,200,000       7,407,459
    Repayment of debt                                             (1,582,267)       (919,350)
                                                                 -----------     -----------

          Net cash provided by (used in) financing activities       (382,267)      6,488,109
                                                                 -----------     -----------

Increase (decrease) in cash                                         (273,030)      7,539,929

Cash, beginning of period                                            771,309         452,484
                                                                 -----------     -----------

Cash, end of period                                              $   498,279     $ 7,992,413
                                                                 ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                $ 4,604,884     $ 4,986,623
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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at September 30, 1998 and December 31, 1997, its results of operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving the communities of Barrington, Lake Barrington, Deer Park, Long Grove, Elgin, South Elgin, Hawthorn Woods, Kildeer, Lake Zurich, Indian Creek, Vernon Hills and certain unincorporated areas of Cook, Kane and Lake Counties, all in the State of Illinois (the "Barrington System") and the cable television system serving the communities of Flossmoor, La Grange, La Grange Park, Riverside, Indianhead Park, Hazel Crest, Thornton, Lansing, Matteson, Richton Park, University Park, Crete, Olympia Fields, Western Springs and certain unincorporated areas of Will and Cook Counties, all in the State of Illinois (the "South Suburban System").

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and nine month periods ended September 30, 1998 were $503,735 and $1,512,772, respectively, compared to $496,975 and $1,482,183, respectively, for the comparable periods in 1997.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable.
Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1998 were $558,553 and $1,746,264, respectively, compared to $526,412 and
$1,674,804, respectively, for the comparable periods in 1997.

(3) On August 7, 1998, the Partnership signed a contract to sell its Barrington System and South Suburban System to an unaffiliated party for a contract sales price of $175,000,000, subject to a sales price reduction if the number of basic equivalent subscribers delivered to the buyer at the closing is less than 84,750 and subject to customary closing adjustments. The contract sales price of $175,000,000 will be reduced $2,065 for each equivalent basic subscriber less than 84,750 at closing. Because the General Partner currently estimates that the Barrington System and South Suburban System will have, in total, only 82,500 basic equivalent subscribers, as defined in the asset purchase agreement, at closing, the General Partner anticipates that the sales price will be only $170,353,750. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Barrington System and South Suburban System constitute all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. The General Partner is currently conducting a vote of the limited partners on the proposed sale of these systems.

     Upon the consummation of the proposed sale of the Barrington System and the South Suburban System, based upon financial information as of September 30, 1998, the Partnership will repay all of its indebtedness, which totaled $82,901,793, pay a brokerage fee to The Jones Group, Ltd. ("The Jones Group"), a subsidiary of the General Partner, totaling approximately $4,258,844, representing 2.5 percent of the $170,353,750 adjusted sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $5,298,000 into an indemnity escrow account. The remaining net sale proceeds expected to total approximately $77,969,500 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Barrington System and the South Suburban System. This distribution will give the Partnership's limited partners an approximate return of $366 for each $500 limited partnership interest, or $732 for each $1,000 invested in the partnership. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a general partner distribution from the sale of the Barrington System and the South Suburban System.

     The $5,298,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed by the Partnership. If the entire $5,298,000 escrow amount is available, the Partnership would then distribute the $5,298,000 to the limited partners, which would represent $25 for each $500 limited partnership interest, or $50 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.
Since the Barrington System and the South Suburban System represent the only assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On August 7, 1998, the Partnership signed a contract to sell its Barrington System and South Suburban System to an unaffiliated party for a contract sales price of $175,000,000, subject to a sales price reduction if the number of basic equivalent subscribers delivered to the buyer at the closing is less than 84,750 and subject to customary closing adjustments. The contract sales price of $175,000,000 will be reduced $2,065 for each equivalent basic subscriber less than 84,750 at closing. Because the General Partner currently estimates that the Barrington System and South Suburban System will have, in total, only 82,500 basic equivalent subscribers, as defined in the asset purchase agreement, at closing, the General Partner anticipates that the sales price will be only $170,353,750. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Barrington System and South Suburban System constitute all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. The General Partner is currently conducting a vote of the limited partners on the proposed sale of these systems.

     Upon the consummation of the proposed sale of the Barrington System and the South Suburban System, based upon financial information as of September 30, 1998, the Partnership will repay all of its indebtedness, which totaled $82,901,793, pay a brokerage fee to The Jones Group totaling approximately $4,258,844, representing 2.5 percent of the $170,353,750 adjusted sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $5,298,000 into an indemnity escrow account. The remaining net sale proceeds expected to total approximately $77,969,500 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Barrington System and the South Suburban System. This distribution will give the Partnership's limited partners an approximate return of $366 for each $500 limited partnership interest, or $732 for each $1,000 invested in the partnership. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a general partner distribution from the sale of the Barrington System and the South Suburban System.

     The $5,298,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership's limited partners. If the entire $5,298,000 escrow amount is available, the Partnership would then distribute the $5,298,000 to the limited partners, which would represent $25 for each $500 limited partnership interest, or $50 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Barrington System and the South Suburban System represent the only assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     For the nine months ended September 30, 1998, the Partnership generated net cash from operating activities totaling $4,492,788, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $4,383,500 during the first nine months of 1998. Approximately 45 percent of these expenditures was for service drops to homes. New plant construction related to new homes passed accounted for approximately 20 percent. The remainder of the expenditures was for other capital expenditures to maintain the value of the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and cash on hand. Budgeted capital expenditures for the remainder of 1998 are approximately $1,671,500. Approximately 43 percent of the remaining capital expenditures will be for service drops to homes. Approximately 21 percent of the remaining capital expenditures will be for new plant construction related to new homes passed.
The remainder of the anticipated expenditures is for other capital expenditures to maintain the value of the Partnership's systems until they are sold. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and, if necessary, borrowings from the Partnership's credit facility. The Partnership is obligated to the prospective buyer of the systems to conduct its business in the ordinary course until the Barrington System and South Suburban System are sold.

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

     The Partnership's $85,000,000 revolving credit facility allows for the entire commitment to be available through March 31, 2000, at which time the commitment will reduce quarterly until December 31, 2000, at which time the commitment will reduce to zero and will be payable in full. At September 30, 1998, $82,700,000 was outstanding under the Partnership's revolving credit facility, leaving $2,300,000 of available borrowings. The entire outstanding balance of the revolving credit facility will be repaid with proceeds from the proposed sale of the Barrington System and the South Suburban System. Interest is at the Partnership's option of Prime plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of September 30, 1998 and 1997 were 7.13 percent and 7.26 percent, respectively.

     The Partnership has sufficient sources of capital in the form of cash on hand, cash generated from operations and borrowings available under its revolving credit facility to meet its presently anticipated liquidity and capital needs until its systems are sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $135,193, or approximately 1 percent, to $10,074,702 for the three month period ended September 30, 1998 from $9,939,509 for the comparable period in 1997. Revenues of the Partnership increased $611,777, or approximately 2 percent, to $30,255,444 for the nine month period ended September 30, 1998 from $29,643,667 for the comparable period in 1997. The increase in revenues was primarily due to basic service rate increases implemented in the Partnership's systems and an increase in advertising sales revenues. This increase would have been higher except for the Barrington System's competition from Ameritech.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $365,344, or approximately 7 percent, to $5,695,081 for the three month period ended September 30, 1998 from $5,329,737 for the comparable period in 1997. Operating expenses increased $602,322, or approximately 4 percent, to $17,040,264 for the nine month period ended September 30, 1998 from $16,437,942 for the comparable period in 1997. Increases in marketing and advertising sales related expenses primarily accounted for the increase in operating expenses. No other individual factor contributed significantly to the increase in operating expenses. Operating expenses represented approximately 57 percent and 56 percent, respectively, of revenues for each of the three and nine month periods ended September 30, 1998 and 54 percent and 55 percent, respectively, of revenues for each of the three and nine month periods ending September 30, 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $230,151, or approximately 5 percent, to $4,379,621 for the three month period ended September 30, 1998 from $4,609,772 for the comparable period in 1997. This decrease was due to the increase in operating expenses exceeding the increase in revenues. Operating cash flow increased $9,455 to $13,215,180 for the nine month period ended September 30, 1998 from $13,205,725 for the comparable period in 1997. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $38,901, or approximately 4 percent, to $1,062,288 for the three month period ended September 30, 1998 from $1,023,387 for the comparable period in 1997. Management fees and allocated overhead from the General Partner increased $102,049, or approximately 3 percent, to $3,259,036 for the nine month period ended September 30, 1998 from $3,156,987 for the comparable period in 1997. These increases were due to increases in revenues, upon which such fees and allocations are based.

     Depreciation and amortization expense decreased $627,642, or approximately 20 percent, to $2,450,661 for the three month period ended September 30, 1998 from $3,078,303 for the comparable period in 1997. Depreciation and amortization expense decreased $493,047, or approximately 5 percent, to $8,692,930 for the nine month period ended September 30, 1998 from $9,185,977 for the comparable period in 1997. These decreases were due to the maturation of a portion of the Partnership's intangible asset base.

     The Partnership's operating income increased $358,590, or approximately 71 percent, to $866,672 for the three month period ended September 30, 1998 compared to $508,082 for the comparable period in 1997. This increase was a result of the decrease in depreciation and amortization expense exceeding the increase in management fees and allocated overhead from the General Partner and the decrease in operating cash flow. The Partnership's operating income increased $400,453, or approximately 46 percent, to $1,263,214 for the nine month period ended September 30, 1998 from $862,761 for the comparable period in 1997. This increase was a result of the increase in operating cash flow and the decrease in depreciation and amortization expense exceeding the increase in management fees and allocated overhead from the General Partner.

     Interest expense decreased $7,930, or less than 1 percent, to $1,541,910 for the three month period ended September 30, 1998 from $1,549,840 for the comparable period in 1997. Interest expense decreased $10,229 to $4,580,338 for the nine month period ended September 30, 1998 from $4,590,567 for the comparable period in 1997. These decreases were due to lower interest rates on interest bearing obligations.

     Net loss decreased $375,231, or approximately 36 percent, to $664,568 for the three month period ended September 30, 1998 from $1,039,799 for the comparable period in 1997. Net loss decreased $405,296, or approximately 11 percent, to $3,273,865 for the nine month period ended September 30, 1998 from $3,679,161 for the comparable period in 1997. These changes were due to the factors discussed above.

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

Dated:  November 13, 1998