Form 10-K405
period 1998-12-31
CABLE TV FUND 15-A LTD
filed 1999-03-30
CIK 849976

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____ to ____

Commission file number:    0-17733

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

     Colorado                                            84-1091413
     --------                                            ----------
(State of Organization)                        (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309              (303) 792-3111
---------------------------------------------              --------------
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

     Yes     x                                                 No
           -----                                                   -----

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                       -----



            DOCUMENTS INCORPORATED BY REFERENCE:               None



(40854)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


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

          The Partnership does not currently own any cable television systems. In February 1999, the Partnership sold its cable television systems serving the areas in and around the communities of Barrington, Lake Barrington, Deer Park, Long Grove, Elgin, South Elgin, Hawthorn Woods, Kildeer, Lake Zurich, Indian Creek, Vernon Hills and certain unincorporated areas of Cook, Kane and Lake Counties, all in the State of Illinois (the "Barrington System") and the cable television systems serving the areas in and around the municipalities of Flossmoor, La Grange, La Grange Park, Riverside, Indianhead Park, Hazel Crest, Thornton, Lansing, Matteson, Richton Park, Crete, University Park, Olympia Fields, Western Springs and certain areas of Cook and Will Counties, all in the State of Illinois (the "South Suburban System"). See Disposition of Cable Television Systems below.

          It is anticipated that Comcast Corporation ("Comcast") will acquire a controlling interest in the General Partner during April 1999. As a result of this transaction, it is expected that the current management of the General Partner and a majority of the Board of Directors of the General Partner will be replaced by Comcast.

Disposition of Cable Television Systems.

          On February 26, 1999, the Partnership sold its Barrington System and its South Suburban System to an unaffiliated party for $174,979,350, subject to customary closing adjustments. The sale was approved by the holders of a majority of the limited partnership interests of the Partnership.

          The contract sales price of $175,000,000 was reduced $20,650, or $2,065 for each equivalent basic subscriber less than 84,750 at closing. The Barrington System and South Suburban System had, in total, only 84,740 basic equivalent subscribers, as defined in the asset purchase agreement, at closing. From the proceeds of the sales, the Partnership repaid all of its indebtedness, which totaled $84,097,773, paid a brokerage fee to The Intercable Group, Ltd., a subsidiary of the General Partner, totaling approximately $4,374,484, representing 2.5 percent of the $174,979,350 adjusted total sales price, for acting as a broker in this transaction, settled working capital adjustments, and deposited $5,298,000 into an interest-bearing indemnity escrow account. The Partnership will distribute the remaining sale proceeds of $82,551,081 to the Partnership's limited partners of record as of February 26, 1999. This distribution will be made in March 1999 and will provide the limited partners an approximate return of $387 for each $500 limited partnership interest, or $774 for each $1,000 invested in the Partnership. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a general partner distribution from the proceeds of the sale of the Barrington System and the South Suburban System.

          The $5,298,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and the Partnership will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Barrington System and the South Suburban System represented the only operating assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

          Because transferees of limited partnership interests following the record date for the distribution of the proceeds from the sale of the Barrington System and the South Suburban System (February 26, 1999) would not be entitled to any distributions from the Partnership, a transfer of limited partnership interests following such record date would have no economic value. The General Partner therefore has determined that, pursuant to the authority granted to it by the Partnership's limited partnership agreement, the General Partner will approve no transfers of limited partnership interests after February 26, 1999.


                              ITEM 2.  PROPERTIES
                              -------------------

          The Partnership does not currently own any cable television systems.


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          The sales of the Barrington System and the South Suburban System were subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. A vote of the limited partners was conducted by the General Partner by mail in November and December 1998. Limited partners of record as of the close of business on October 15, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners:

No. of Interests
Entitled to Vote                  Approved        Against      Abstained     Did Not Vote
----------------                  --------        -------      ---------     ------------
                                 No.      %      No.     %     No.     %     No.      %
                                 ---      -      ---     -     ---     -     ---      -
213,174                        124,038  58.19   4,672  2.19   2,898  1.36   81,566  38.26

                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1998, limited partners of the Partnership conducted registered and unregistered tender offers for interests in the Partnership at prices ranging from $180 to $300 per interest. As of February 16, 1999, the number of equity security holders in the Partnership was 11,026.

ITEM 6. SELECTED FINANCIAL DATA

                                                                For the Year Ended December 31,
                                       -------------------------------------------------------------------------


Cable TV Fund 15-A, Ltd.                   1998           1997           1996           1995           1994
-------------------------------------  -------------  -------------  -------------  -------------  -------------
Revenues                               $ 40,515,010   $ 39,787,908   $ 37,280,733   $ 34,225,349   $ 31,086,361
Depreciation and Amortization            10,777,091     12,540,147     21,329,239     22,133,502     22,409,936
Operating Income (Loss)                   2,607,005      1,030,257     (9,326,188)   (11,617,788)   (12,760,453)
Net Loss                                 (3,845,819)    (5,167,478)   (16,193,666)   (18,258,258)   (17,968,299)
Net Loss per Limited
  Partnership Unit                           (17.86)        (24.00)        (75.20)        (84.79)        (83.45)
Weighted Average Number of Limited
  Partnership Units Outstanding             213,174        213,174        213,174        213,174        213,174
General Partner's Deficit                (1,254,662)    (1,216,204)    (1,164,529)    (1,002,592)      (820,009)
Limited Partners' Capital (Deficit)     (32,347,981)   (28,540,620)   (23,424,817)    (7,393,088)    10,682,587
Total Assets                             52,283,612     55,853,938     61,956,101     77,127,809     92,800,087
Debt                                     84,097,996     83,284,060     83,824,072     78,818,284     70,287,693
General Partner Advances                          -        429,811        430,624      4,782,507     10,952,538


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

FINANCIAL CONDITION
-------------------

     On February 26, 1999, the Partnership sold its Barrington System and South Suburban System to an unaffiliated party for $174,979,350, subject to customary closing adjustments. The contract sales price of $175,000,000 was reduced $20,650, or $2,065 for each equivalent basic subscriber less than 84,750 at closing. The Barrington System and the South Suburban System had, in total, only 84,740 basic equivalent subscribers, as defined in the asset purchase agreement, at closing.

     Upon the closing of the sale of the Barrington System and the South Suburban System, the Partnership repaid all of its indebtedness, which totaled $84,079,773, paid a brokerage fee to The Intercable Group, Ltd., a wholly owned subsidiary of Jones Intercable, Inc. (the "General Partner"), totaling approximately $4,374,484, representing 2.5 percent of the $174,979,350 adjusted sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $5,298,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds totaling $82,551,081 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Barrington System and the South Suburban System. This distribution will give the Partnership's limited partners an approximate return of $387 for each $500 limited partnership interest, or $774 for each $1,000 invested in the Partnership. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a general partner distribution from the sale of the Barrington System and the South Suburban System.

     The $5,298,000 of the sale proceeds placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Barrington System and the South

Suburban System represented the only operating assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     For the year ended December 31, 1998, the Partnership generated net cash from operating activities totaling $6,241,823, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $6,639,400 in 1998. Approximately 42 percent of these expenditures was for service drops to homes. New plant construction related to new homes passed accounted for approximately 20 percent. The remainder of the expenditures was for other capital expenditures to maintain the value of the Partnership's systems until they were sold. Funding for these expenditures was provided by cash generated from operations, cash on hand and borrowings from the Partnership's credit facility. Expected capital expenditures for the first two months of 1999 were approximately $960,000. Approximately 50 percent of the expected capital expenditures was for service drops to homes. Approximately 11 percent of the expected capital expenditures was for new plant construction related to new homes passed. The remainder of the expected expenditures was for other capital expenditures to maintain the value of the Partnership's systems until they were sold. Funding for these expenditures was expected to be provided by cash on hand and cash generated from operations. The Partnership was obligated to the buyer of the systems to conduct its business in the ordinary course until the Barrington System and South Suburban System were sold.

     At December 31, 1998, $83,900,000 was outstanding under the Partnership's $85,000,000 revolving credit facility. The entire outstanding balance of the revolving credit facility was repaid on February 26, 1999 with proceeds from the sales of the Barrington System and the South Suburban System. Interest was at the Partnership's option of Prime plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of December 31, 1998 and 1997 were 6.81 percent and 7.34 percent, respectively.

Year 2000 Issue
---------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. Due to the Barrington System and the South Suburban System sales on February 26, 1999, and the planned liquidation and dissolution of the Partnership in 1999, the Year 2000 issue will not have a material effect on the Partnership.

RESULTS OF OPERATIONS
---------------------

     1998 compared to 1997
     ---------------------

     Revenues of the Partnership increased $727,102, or approximately 2 percent, to $40,515,010 in 1998 from $39,787,908 in 1997. The increase in revenues was primarily due to basic service rate increases implemented in the Partnership's systems and an increase in advertising sales revenues and was partially offset by a decrease in premium and pay-per-view revenues. This increase would have been higher except for the Barrington System's competition from Ameritech.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $635,258, or approximately 3 percent, to $22,649,773 in 1998 from $22,014,515 in 1997. Increases in plant related and advertising sales related expenses primarily accounted for the increase in operating expenses. No other individual factor contributed significantly to the increase in operating expenses. Operating expenses represented approximately 56 percent and 55 percent of revenues in 1998 and 1997, respectively.

     Management fees and allocated overhead from the General Partner increased $278,152, or approximately 7 percent, to $4,481,141 in 1998 from $4,202,989 in
1997. This increase was due to an increase in revenues, upon which such fees and allocations are based.

     Depreciation and amortization expense decreased $1,763,056, or approximately 14 percent, to $10,777,091 in 1998 from $12,540,147 in 1997. This decrease was due to the maturation of a portion of the Partnership's intangible asset base.

     The Partnership's operating income increased $1,576,748 to $2,607,005 in 1998 compared to $1,030,257 in 1997. This increase was a result of the increase in revenues and the decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $206,799, or approximately 3 percent, to $6,054,305 in 1998 from $6,261,104 in 1997. This decrease was due to lower interest rates on interest bearing obligations.

     Net loss decreased $1,321,659, or approximately 26 percent, to $3,845,819 in 1998 from $5,167,478 in 1997. This change was due to the factors discussed above.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

        Interest Rate risk

        The Partnership utilizes variable rate long-term debt from its credit facility to partially finance capital expenditures. Such debt arrangements expose the Partnership to market risk related to changes in interest rates. The Partnership repaid all amounts outstanding on its credit facility upon the sale of the Barrington System and the South Suburban System in 1999. Therefore, the Partnership's risk from changes in interest rates is not expected to be significant.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the year ended December 31, 1998 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 15-A, Ltd.:

     We have audited the accompanying balance sheets of CABLE TV FUND 15-A, LTD. (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 15-A, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
March 12, 1999.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                        December 31,
                                                                ----------------------------
   ASSETS                                                           1998           1997
   ------                                                       -------------  -------------
CASH                                                            $    727,885   $    771,309

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $74,628 and $123,823
  at December 31, 1998 and 1997, respectively                        495,906        351,275

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                          93,060,892     86,421,520
  Less- accumulated depreciation                                 (51,571,515)   (44,723,417)
                                                                ------------   ------------
                                                                  41,489,377     41,698,103

  Franchise costs and other intangible assets, net of
    accumulated amortization of $111,175,846 and
    $107,855,517 at December 31, 1998 and 1997, respectively       8,677,126     11,967,455
                                                                ------------   ------------

          Total investment in cable television properties         50,166,503     53,665,558

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                      893,318      1,065,796
                                                                ------------   ------------

          Total assets                                          $ 52,283,612   $ 55,853,938
                                                                ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------



                                                              December 31,
                                                     ------------------------------
    LIABILITIES AND PARTNERS' DEFICIT                    1998            1997
    ---------------------------------                --------------  --------------

LIABILITIES:
  Debt                                               $  84,097,996   $  83,284,060
  General Partner advances                                       -         429,811
  Trade accounts payable and accrued liabilities         1,635,222       1,772,421
  Subscriber prepayments                                   153,037         124,470
                                                     -------------   -------------

          Total liabilities                             85,886,255      85,610,762
                                                     -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' DEFICIT:
  General Partner-
    Contributed capital                                      1,000           1,000
    Accumulated deficit                                 (1,255,662)     (1,217,204)
                                                     -------------   -------------

                                                        (1,254,662)     (1,216,204)
                                                     -------------   -------------

  Limited Partners-
    Net contributed capital
      (213,174 units outstanding at
      December 31, 1998 and 1997)                       90,575,991      90,575,991
    Accumulated deficit                               (122,923,972)   (119,116,611)
                                                     -------------   -------------

                                                       (32,347,981)    (28,540,620)
                                                     -------------   -------------

          Total liabilities and partners' deficit    $  52,283,612   $  55,853,938
                                                     =============   =============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                               For the Year Ended December 31,
                                          -----------------------------------------
                                              1998          1997          1996
                                          ------------  ------------  -------------

REVENUES                                  $40,515,010   $39,787,908   $ 37,280,733

COSTS AND EXPENSES:
  Operating expenses                       22,649,773    22,014,515     21,003,796
  Management fees and allocated
    overhead from General Partner           4,481,141     4,202,989      4,273,886
  Depreciation and amortization            10,777,091    12,540,147     21,329,239
                                          -----------   -----------   ------------

OPERATING INCOME (LOSS)                     2,607,005     1,030,257     (9,326,188)
                                          -----------   -----------   ------------

OTHER INCOME (EXPENSE):
  Interest expense                         (6,054,305)   (6,261,104)    (6,451,648)
  Other, net                                 (398,519)       63,369       (415,830)
                                          -----------   -----------   ------------

          Total other income (expense)     (6,452,824)   (6,197,735)    (6,867,478)
                                          -----------   -----------   ------------

NET LOSS                                  $(3,845,819)  $(5,167,478)  $(16,193,666)
                                          ===========   ===========   ============

ALLOCATION OF NET LOSS:
  General Partner                         $   (38,458)  $   (51,675)  $   (161,937)
                                          ===========   ===========   ============

  Limited Partners                        $(3,807,361)  $(5,115,803)  $(16,031,729)
                                          ===========   ===========   ============

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                            $(17.86)      $(24.00)       $(75.20)
                                          ===========   ===========   ============

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                 213,174       213,174        213,174
                                          ===========   ===========   ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
                        -------------------------------


                                      For the Year Ended December 31,
                                -------------------------------------------
                                    1998           1997           1996
                                -------------  -------------  -------------

GENERAL PARTNER:
  Balance, beginning of year    $ (1,216,204)  $ (1,164,529)  $ (1,002,592)
  Net loss for year                  (38,458)       (51,675)      (161,937)
                                ------------   ------------   ------------

  Balance, end of year          $ (1,254,662)  $ (1,216,204)  $ (1,164,529)
                                ============   ============   ============

LIMITED PARTNERS:
  Balance, beginning of year    $(28,540,620)  $(23,424,817)  $ (7,393,088)
  Net loss for year               (3,807,361)    (5,115,803)   (16,031,729)
                                ------------   ------------   ------------

  Balance, end of year          $(32,347,981)  $(28,540,620)  $(23,424,817)
                                ============   ============   ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------




                                                                 For the Year Ended December 31,
                                                           -----------------------------------------
                                                               1998          1997          1996
                                                           ------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(3,845,819)  $(5,167,478)  $(16,193,666)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Depreciation and amortization                         10,777,091    12,540,147     21,329,239
      Amortization of interest rate protection contract              -             -         75,375
      Decrease (increase) in trade receivables                (144,631)      499,702        114,518
      Increase in deposits, prepaid expenses
        and deferred charges                                  (436,186)     (565,534)      (167,800)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments        (108,632)     (393,860)       368,053
                                                           -----------   -----------   ------------

          Net cash provided by operating activities          6,241,823     6,912,977      5,525,719
                                                           -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                   (6,639,372)   (6,053,327)    (5,785,859)
  Other, net                                                   (30,000)            -              -
                                                           -----------   -----------   ------------

          Net cash used in investing activities             (6,669,372)   (6,053,327)    (5,785,859)
                                                           -----------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                   2,423,538     7,407,459      5,688,725
  Repayment of debt                                         (1,609,602)   (7,947,471)      (682,937)
  Decrease in advances from General Partner                   (429,811)         (813)    (4,351,883)
                                                           -----------   -----------   ------------

          Net cash provided by (used in)
            financing activities                               384,125      (540,825)       653,905
                                                           -----------   -----------   ------------

Increase (decrease) in cash                                    (43,424)      318,825        393,765

Cash, beginning of year                                        771,309       452,484         58,719
                                                           -----------   -----------   ------------

Cash, end of year                                          $   727,885   $   771,309   $    452,484
                                                           ===========   ===========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                            $ 6,069,301   $ 6,682,952   $  6,228,037
                                                           ===========   ===========   ============

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

     Partnership Acquisitions
     ------------------------

     The Partnership owned the cable television systems serving the communities of Barrington, Lake Barrington, Deer Park, Long Grove, Elgin, South Elgin, Hawthorn Woods, Kildeer, Lake Zurich, Indian Creek, Vernon Hills and certain unincorporated areas of Cook, Kane and Lake Counties, all in the State of Illinois (the "Barrington System") and the cable television systems serving the communities of Flossmoor, LaGrange, LaGrange Park, Riverside, Indianhead Park, Hazel Crest, Thornton, Lansing, Matteson, Richton Park, University Park, Crete, Olympia Fields and Western Springs and certain areas of Cook and Will Counties, all in the State of Illinois (the "South Suburban System"). These systems were subsequently sold on February 26, 1999 (discussed below).

     Cable Television System Sales
     -----------------------------

     On February 26, 1999, the Partnership sold its Barrington System and South Suburban System to an unaffiliated party for $174,979,350, subject to customary closing adjustments. The contract sales price of $175,000,000 was reduced $20,650, or $2,065 for each equivalent basic subscriber less than 84,750 at closing. The Barrington System and South Suburban System had, in total, only 84,740 basic equivalent subscribers, as defined in the asset purchase agreement, at closing.

     Upon the closing of the sale of the Barrington System and the South Suburban System, the Partnership repaid all of its indebtedness, which totaled $84,079,773, paid a brokerage fee to The Intercable Group, Ltd., a wholly owned subsidiary of Intercable, totaling approximately $4,374,484, representing 2.5 percent of the $174,979,350 adjusted sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $5,298,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds totaling $82,551,081 will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Barrington System and the South Suburban System. This distribution will give the Partnership's limited partners an approximate return of $387 for each $500 limited partnership interest, or $774 for each $1,000 invested in the Partnership. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a general partner distribution from the sale of the Barrington System and the South Suburban System.

     The $5,298,000 of the sale proceeds placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Barrington System and the South Suburban System represented the only operating assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

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

     Property, Plant and Equipment
     -----------------------------

     Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

               Cable distribution systems               5 - 15  years
               Equipment and tools                      5 -  7  years
               Office furniture and equipment           3 -  5  years
               Buildings                                    30  years
               Vehicles                                 3 -  4  years

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

     Intangible Assets
     -----------------

     Costs assigned to franchises, subscriber lists and costs in excess of interests in net assets purchased are being amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                          1 - 10  years
               Costs in excess of interests
                in net assets purchased                     33  years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     The General Partner managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the years ended December 31, 1998, 1997 and 1996 were $2,025,751, $1,989,395 and $1,864,037, respectively. The General Partner has not received and will not receive a management fee after February 26, 1999.

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

     The Partnership reimbursed the General Partner for certain allocated overhead and administrative expenses. These expenses represented the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, were necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs were based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner were also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses was reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the years ended December 31, 1998, 1997 and 1996 were $2,455,390, $2,213,594 and $2,409,849, respectively.
The Partnership will continue to reimburse the General Partner for actual time spent on Partnership business by employees of the General Partner until the Partnership is liquidated and dissolved, but the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond February 26, 1999.

     The Partnership was charged interest during 1998 at an average interest rate of 7.05 percent on the amounts due the General Partner, which approximated the General Partner's weighted average cost of borrowing. Total interest charged to the Partnership by the General Partner for the years ended December 31, 1998, 1997 and 1996 was $20,857, $28,297 and $273,827, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of the General Partner.

     Payments to Superaudio totaled $37,096, $29,315 and $12,783 in 1998, 1997 and 1996, respectively. Payments to Knowledge TV, Inc. totaled $66,195, $61,405 and $54,086 in 1998, 1997 and 1996, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $40,501 and $60,617 in 1997 and 1996, respectively. Payments to Great American Country, Inc. totaled $63,928, $63,014 and $3,937 in 1998, 1997 and 1996, respectively.

     The Partnership received a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $93,678, $88,862 and $56,078 in 1998, 1997 and 1996, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1998 and 1997, consisted of the following:

                                                 December 31,
                                         ----------------------------

                                                 1998           1997
                                         ------------   ------------

     Cable distribution systems          $ 86,713,848   $ 80,576,893
     Equipment and tools                    3,698,119      3,379,339
     Office furniture and equipment           797,910        680,980
     Buildings                                638,343        638,343
     Vehicles                               1,034,672        967,965
     Land                                     178,000        178,000
                                         ------------   ------------

                                           93,060,892     86,421,520

      Less:  accumulated depreciation     (51,571,515)   (44,723,417)
                                         ------------   ------------

                                         $ 41,489,377   $ 41,698,103
                                         ============   ============

(5)  DEBT
     ----

     Debt consists of the following:             December 31,
                                         ---------------------------

                                                 1998           1997
                                         ------------   ------------
     Lending institutions-
      Revolving credit and term loan     $ 83,900,000   $ 83,000,000

     Capital lease obligations                197,996        284,060
                                         ------------   ------------

                                         $ 84,097,996   $ 83,284,060
                                         ============   ============

     At December 31, 1998, $83,900,000 was outstanding under the Partnership's $85,000,000 revolving credit facility. The entire outstanding balance of the revolving credit facility was repaid on February 26, 1999 with proceeds from the sales of the Barrington System and the South Suburban System. Interest was at the Partnership's option of Prime plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent. The effective interest rates on outstanding obligations as of December 31, 1998 and 1997 were 6.81 percent and 7.34 percent, respectively.

     At December 31, 1998 and 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future cash flows using the Partnership's current incremental rate of borrowing for a similar liability as well as on other factors.

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

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $183,926, $135,330 and $123,430, respectively, for the years ended December 31, 1998, 1997 and 1996.

     From the sales of the Barrington System and the South Suburban System, a portion of the sales proceeds totaling $5,298,000 was placed in an interest-bearing indemnity escrow account and will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's limited partners.

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:


                                       For the Year Ended December 31,
                                     -----------------------------------

                                        1998        1997        1996
                                     ----------  ----------  -----------

Maintenance and repairs              $  246,792  $  214,197  $   201,270
                                     ==========  ==========  ===========

Taxes, other than income and
   payroll taxes                     $  133,189  $   55,854  $    88,981
                                     ==========  ==========  ===========

Advertising                          $  457,053  $  375,411  $   490,961
                                     ==========  ==========  ===========

Depreciation of property,
   plant and equipment               $7,244,394  $6,759,480  $ 6,060,869
                                     ==========  ==========  ===========

Amortization of intangible assets    $3,532,697  $5,780,667  $15,268,370
                                     ==========  ==========  ===========

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

Glenn R. Jones                         69              Chairman of the Board and Chief Executive Officer
James B. O'Brien                       49              President and Director
Ruth E. Warren                         49              Group Vice President/Operations
Kevin P. Coyle                         47              Group Vice President/Finance
Cynthia A. Winning                     47              Group Vice President/Marketing
Elizabeth M. Steele                    47              Vice President/General Counsel/Secretary
Wayne H. Davis                         45              Vice President/Engineering
Larry W. Kaschinske                    39              Vice President/Controller
Robert E. Cole                         66              Director
William E. Frenzel                     70              Director
Josef J. Fridman                       53              Director
Donald L. Jacobs                       60              Director
Robert Kearney                         62              Director
James J. Krejci                        57              Director
Raphael M. Solot                       65              Director
Howard O. Thrall                       51              Director
Siim A. Vanaselja                      42              Director
Sanford Zisman                         59              Director
Robert B. Zoellick                     45              Director


           Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

           Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of CTAM: The Marketing Society for the Cable Telecommunications Industry and as an executive director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies. Mr. O'Brien's numerous industry recognitions include a CTAM Tami Award for marketing excellence, a Women In Cable and Telecommunications Accolade Award recognizing his leadership efforts on behalf of women in the telecommunications industry, The President's Award for Leadership from the Illinois Cable and Telecommunications Association and a Lifetime Achievement Award from The National Association of Minorities in Communications. Additionally, Mr. O'Brien is a member of The Society of UK Cable Pioneers.

           Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990. Ms. Warren is a past president of Women in Cable & Telecommunications and past Chairman of the Women in Cable Foundation. She serves as the Vice Chair of Five Points Media Center Board and on the Corporate Advisory Board of Planned Parenthood of the Rocky Mountains and the Advisory Board for Girls Count. In 1995, Ms. Warren received the Corporate Business Woman of the Year Award from the Colorado Women's Chamber of Commerce, and in 1998 Ms. Warren received the Vanguard Award for Distinguished Leadership from the National Cable Television Association.

           Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990. From 1978 to 1981 Mr. Coyle was employed by American Television and Communications (now Time Warner Cable), and from 1974 to 1978 he was an associate at Haskins & Sells (now Deloitte & Touche LLP).

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

           Mr. Wayne H. Davis joined the General Partner in August 1983 and has served in various technical operations positions, including System Engineering Manager, Fund Engineering Manager, Senior Director/Technical Operations, and Vice President/Technical Operations since then. Mr. Davis was elected Vice President/Engineering in June 1998. He is past Vice President of the Upstate New York Chapter of the Society of Cable Telecommunications Engineers. Mr. Davis has received certification from the Society of Cable Telecommunications Engineers, Broadband Cable Telecommunications Engineering Program and the National Cable Television Institute's Technology Program.

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

           Mr. William E. Frenzel was appointed a director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D.C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds, Logistics Management Institute and Chairman of the Japan-America Society of Washington.

           Mr. Josef J. Fridman was appointed a director of the General Partner in February 1998. Mr. Fridman is currently Chief Legal Officer of Bell Canada and of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since March 1998. Mr. Fridman's directorships include Alouette Telecommunications Inc., Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Foundation.

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

           Mr. Robert Kearney was appointed a director and a member of the Executive Committee of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. He currently serves as a Director of MPACT, a Canadian electronic commerce company. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

           Mr. James J. Krejci is President and CEO of Comtect International, Inc., a company in the specialized mobile radio services business, headquartered in Denver, Colorado. Prior to joining Comtec International, Inc. in February 1998, Mr. Krejci was President and CEO of Imagelink Technologies, Inc., headquartered in Boulder, Colorado, from June 1996 to February 1998, and prior to that, he was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in

Reno, Nevada from May 1994 to February 1995. Prior to joining IGT, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a director of the General Partner since August 1987.

           Mr. Raphael M. Solot was appointed a director of the General Partner in March 1996 and he was elected Vice Chairman of the Board of Directors in November 1997. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

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

           Mr. Siim A. Vanaselja was appointed a director of the General Partner in August 1996. He is the Chief Financial Officer of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

           Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 33 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, from 1991 to 1997, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

           Mr. Robert B. Zoellick was appointed a director of the General Partner in April 1995. Mr. Zoellick is the President and CEO of the Center for Strategic and International Studies (CSIS), an independent, non-profit policy institution with a staff of 180 people and a $17 million budget. He was the John
M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings and the Advisory Council of Enron Corp.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

           The Partnership has no employees; however, various personnel were required to operate the Partnership's cable systems. Such personnel were employed by the General Partner and, the cost of such employment was charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

           As of February 16, 1999, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

           Prior to selling the Partnership's Barrington System and South Suburban System, the Partnership engaged in certain transactions with the General Partner and certain of its affiliates. The General Partner believes that the terms of such transactions were generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were negotiated at arm's-length and there can be no assurance that the terms of such transactions have been as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

Transactions with the General Partner

           The General Partner manages the Partnership and the General Partner received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The General Partner will not receive a management fee after February 26, 1999, the date of the sale of the Barrington System and the South Suburban System.

           The Partnership reimbursed the General Partner for certain allocated overhead and administrative expenses. These expenses represented the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs were based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner were also allocated a proportionate share of these expenses. The Partnership will continue to reimburse the General Partner for actual time spent on Partnership business by employees of the General Partner until the Partnership is liquidated and dissolved, but the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond February 26, 1999.

           The General Partner has from time to time advanced funds to the Partnership and charged interest on the balance payable. The interest rate charged approximated the General Partner's weighted average cost of borrowing.

Transactions with Affiliates

           Jones International, Ltd. ("International"), a company owned by Glenn
R. Jones, and certain of its subsidiaries provided various services to the Partnership, including affiliation agreements for the distribution of programming owned by affiliated companies on cable television systems owned by the Partnership, as described below.

     Knowledge TV, Inc., a company jointly owned by Mr. Jones, affiliates of International, the General Partner and BCI Telecom Holdings Inc., a principal shareholder of the General Partner, operates the television network Knowledge TV. Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV. Inc. provided its programming to the Partnership's cable systems.

           The Great American Country network provided country music video programming to the cable television systems owned by the Partnership. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner.

           Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provided audio programming to the Partnership's cable systems.

           The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. The Partnership's systems carried PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Partnership's systems totaled approximately $93,678 for the year ended December 31, 1998.

           The charges to the Partnership for related party transactions were as follows for the periods indicated:

                                                                           For the Year Ended December 31,
                                                                           -------------------------------
                                                                  1998                   1997                   1996
                                                                  ----                   ----                   ----
Management fees                                                $2,025,751             $1,989,395             $1,864,037
Allocation of expenses                                          2,455,390              2,213,594             $2,409,849
Interest expense                                                   20,857                 28,297                273,827
Amount of advances outstanding                                          0                429,811                430,624
Highest amount of advances outstanding                                  0                429,811              4,782,507
Programming fees:
 Knowledge TV, Inc.                                                66,195                 61,405                 54,086
 Great American Country                                            63,928                 63,014                  3,937
 Superaudio                                                        37,096                 29,315                 12,783

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

     10.1             Asset Purchase Agreement dated as of August 7, 1998 between Cable TV Fund 15-A, Ltd. and
                      TCI Communications, Inc. (2)

     27               Financial Data Schedule
__________
     (1)              Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission File No. 17733).

     (2)              Incorporated by reference from Registrant's Schedule 14A filed with the Securities and
                      Exchange Commission on October 16, 1998 (Commission File No. 17733).

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

                                 CABLE TV FUND 15-A, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.

                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 24, 1999                 Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 24, 1999                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 24, 1999                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 24, 1999                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------
                                      James B. O'Brien
Dated: March 24, 1999                 President and Director


                                 By:  /s/ Robert E. Cole
                                      ------------------
                                      Robert E. Cole
Dated: March 24, 1999                 Director


                                 By:  /s/ William E. Frenzel
                                      ----------------------
                                      William E. Frenzel
Dated: March 24, 1999                 Director

                                 By:  /s/ Josef J. Fridman
                                      --------------------
                                      Josef J. Fridman
Dated: March 24, 1999                 Director


                                 By:
                                      --------------------
                                      Donald L. Jacobs
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert Kearney
                                      ------------------
                                      Robert Kearney
Dated: March 24, 1999                 Director


                                 By:  /s/ James J. Krejci
                                      -------------------
                                      James J. Krejci
Dated: March 24, 1999                 Director


                                 By:  /s/ Raphael M. Solot
                                      --------------------
                                      Raphael M. Solot
Dated: March 24, 1999                 Director


                                 By:  /s/ Howard O. Thrall
                                      --------------------
                                      Howard O. Thrall
Dated: March 24, 1999                 Director


                                 By:  /s/ Siim A. Vanaselja
                                      ---------------------
                                      Siim A. Vanaselja
Dated: March 24, 1999                 Director


                                 By:  /s/ Sanford Zisman
                                      ------------------
                                      Sanford Zisman
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert B. Zoellick
                                      ----------------------
                                      Robert B. Zoellick
Dated: March 24, 1999                 Director