Form 10-Q
period 1999-03-31
CABLE TV FUND 15-A LTD
filed 1999-05-14
CIK 849976

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999.
                                           --------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.


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


                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                                (215) 665-1700
                         -----------------------------
                         Registrant's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                                 No
   -----                                                                  ____

                           CABLE TV FUND 15-A, LTD.
                         -----------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                         -----------------------------

                                                                              March 31,              December 31,
      ASSETS                                                                    1999                      1998
      ------                                                                ---------------         ---------------
CASH                                                                        $       -               $      727,885

PROCEEDS FROM SALE IN ESCROW                                                     5,317,868                     -

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $-0- and $74,628 at March 31, 1999
  and December 31, 1998, respectively                                               -                      495,906

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                            -                   93,060,892
  Less accumulated depreciation                                                     -                  (51,571,515)
                                                                            ---------------         ---------------
                                                                                    -                   41,489,377

  Franchise costs and other intangible assets, net of
    accumulated amortization of $-0- and $111,175,846
    at March 31, 1999 and December 31, 1998, respectively                           -                    8,677,126
                                                                            ---------------         ---------------
         Total investment in cable television properties                            -                   50,166,503

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                     -                      893,318
                                                                            ---------------         ---------------
         Total assets                                                           $5,317,868          $   52,283,612
                                                                            ===============         ===============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)
                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                                  March 31,              December 31,
         LIABILITIES AND PARTNERS CAPITAL (DEFICIT)                                 1999                     1998
         ------------------------------------------                             -------------          --------------
LIABILITIES:
  Debt                                                                        $       -                $   84,097,996
  Accounts payable and accrued liabilities                                         2,231,959                1,635,222
  Subscriber prepayments                                                              -                       153,037
                                                                                -------------          --------------
       Total liabilities                                                           2,231,959               85,886,255
                                                                                -------------          --------------
PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                1,000                    1,000
    Accumulated deficit                                                               (1,000)              (1,255,662)
                                                                                -------------          --------------
                                                                                      -                    (1,254,662)
                                                                                -------------          --------------
  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at March 31, 1999
      and December 31, 1998)                                                      90,575,991               90,575,991
    Distributions                                                                (82,551,081)                   -
    Accumulated deficit                                                           (4,939,001)            (122,923,972)
                                                                                -------------          --------------
                                                                                   3,085,909              (32,347,981)
                                                                                -------------          --------------
       Total liabilities and partners' capital (deficit)                         $ 5,317,868           $   52,283,612
                                                                                =============          ==============

       The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)
                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                                         For the Three Months Ended
                                                                                                   March 31,
                                                                                        ----------------------------
                                                                                             1999           1998
                                                                                        ------------    ------------
REVENUES                                                                                 $ 6,320,196    $ 10,056,669

COSTS AND EXPENSES:
  Operating expenses                                                                       4,042,268       5,506,102
  Management fees and allocated
    overhead from General Partner                                                            703,302       1,080,139
  Depreciation and amortization                                                            1,813,974       2,984,446
                                                                                        ------------    ------------
OPERATING INCOME (LOSS)                                                                     (239,348)        485,982
                                                                                        ------------    ------------
OTHER INCOME (EXPENSE):
  Interest expense                                                                          (911,435)     (1,519,681)
  Gain on sale of cable television system                                                120,634,133           -
  Other, net                                                                                (243,717)         35,473
                                                                                        ------------    ------------
       Total other income (expense), net                                                 119,478,981      (1,484,208)
                                                                                        ------------    ------------
NET INCOME (LOSS)                                                                      $ 119,239,633     $  (998,226)
                                                                                        ============    ============
ALLOCATION OF NET INCOME (LOSS):
  General Partner                                                                      $   1,254,662     $    (9,982)
                                                                                        ============    ============
  Limited Partners                                                                     $ 117,984,971     $  (988,244)
                                                                                        ============    ============
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                                         $      553.47   $       (4.64)
                                                                                        ============    ============
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                              213,174         213,174
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

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)
                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                         For the Three Months Ended
                                                                                                   March 31,
                                                                                        ----------------------------
                                                                                             1999           1998
                                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                   $119,239,633    $ (998,226)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
            Depreciation and amortization                                                  1,813,974     2,984,446
            Gain on sale of cable television systems                                    (120,634,133)       -
            Decrease (increase) in trade receivables, net                                    495,906      (567,512)
            Decrease (increase) in deposits, prepaid expenses and
              deferred charges                                                                77,606      (217,449)
            Increase (decrease) in accounts payable and
              accrued liabilities and subscriber prepayments                                 443,700      (386,623)
            Decrease in General Partner advances                                                -         (429,811)
                                                                                        ------------    ------------
            Net cash provided by operating activities                                      1,436,686       384,825
                                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                                 (822,360)   (1,091,483)
    Proceeds from sale of cable television system, net of
      brokerage fees and escrow                                                          165,306,866          -
                                                                                        ------------    ------------
Net cash provided by (used in) investing activities                                      164,484,506    (1,091,483)
                                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                                  -            700,000
    Repayment of debt                                                                    (84,097,996)      (27,597)
    Distribution to Limited Partners                                                     (82,551,081)         -
                                                                                        ------------    ------------
Net cash provided by (used in) financing activities                                     (166,649,077)      672,403
                                                                                        ------------    ------------
Decrease in cash                                                                            (727,885)      (34,255)

Cash, beginning of period                                                                    727,885       771,309
                                                                                        ------------    ------------
Cash, end of period                                                                     $      -        $  737,054
                                                                                        ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                                       $  1,512,940    $1,549,690
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

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at March 31, 1999 and December 31, 1998 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1999 and 1998.

        The Partnership owned and operated the cable television systems serving the communities of Barrington, Elgin, South Elgin, Hawthorn Woods, Kildeer, Lake Zurich, Indian Creek, Vernon Hills and certain unincorporated areas of Kane and Lake Counties, all in the State of Illinois (the "Barrington System") and the cable television system serving the communities of Flossmoor, La Grange, La Grange Park, Riverside, Indianhead Park, Hazel Crest, Thornton, Lansing, Matteson, Richton Park, University Park, Crete, Olympia Fields and Western Springs, all in the State of Illinois (the "South Suburban System"), until they were sold on February 26, 1999. Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. Comcast now owns approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

        Also on April 7, 1999, the bylaws of the General Partner were amended to establish the size of the General Partner's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of the General Partner resigned: Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of the General Partner resigned: Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of the General Partner on April 7, 1999: Ralph
J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley
Wang.

        Comcast is principally engaged in the development, management and operation of broadband cable networks and in the provision of content through programming investments. Comcast Cable is principally engaged in the development, management and operation of broadband cable networks. The address of Comcast's principal office is 1500 Market Street, Philadelphia, Pennsylvania 19102-2148, which is also now the address of the General Partner's principal office. The address of Comcast Cable's principal office is 1201 Market Street, Suite 2201, Wilmington, Delaware 19801.

(2) On February 26, 1999, the Partnership sold its Barrington System and South Suburban System to an unaffiliated party for $174,979,350, subject to customary closing adjustments. The contract sales price of $175,000,000 was reduced $20,650, or $2,065 for each equivalent basic subscriber less than 84,750 at closing. The Barrington System and South

Suburban System had, in total, only 84,740 equivalent basic subscribers, as defined in the asset purchase agreement, at closing.

        Upon the closing of the sale of the Barrington System and the South Suburban System, the Partnership repaid all of its indebtedness, which totaled $84,079,773, paid a brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a wholly owned subsidiary of Intercable, totaling approximately $4,374,484, representing 2.5 percent of the $174,979,350 adjusted sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $5,298,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds totaling $82,551,081 were distributed to the Partnership's limited partners of record as of February 26, 1999. This distribution was made in March 1999. Such distribution represented an approximate return of $387 for each $500 limited partnership interest, or $774 for each $1,000 invested in the Partnership. Because limited partners did not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner did not receive a general partner distribution from the sale of the Barrington System and the South Suburban System.

        The $5,298,000 of the sale proceeds placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $2,231,959 at March 31, 1999, and it will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Barrington System and the South Suburban System represented the only operating assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

(3) The General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month periods ended March 31, 1999 and 1998 were $316,010 and $502,833, respectively. The General Partner has not received and will not receive a management fee after February 26, 1999.

        The Partnership will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership. Reimbursements by the Partnership to the General Partner for overhead and administrative expenses for the three month periods ended March 31, 1999 and 1998 were $387,292 and $577,306, respectively.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

        On February 26, 1999, the Partnership sold its Barrington System and South Suburban System to an unaffiliated party for $174,979,350, subject to customary closing adjustments. The contract sales price of $175,000,000 was reduced $20,650, or $2,065 for each equivalent basic subscriber less than 84,750 at closing. The Barrington System and South Suburban System had, in total, only 84,740 equivalent basic subscribers, as defined in the asset purchase agreement, at closing.

        Upon the closing of the sale of the Barrington System and the South Suburban System, the Partnership repaid all of its indebtedness, which totaled $84,079,773, paid a brokerage fee to The Intercable Group totaling approximately $4,374,484, representing 2.5 percent of the $174,979,350 adjusted sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $5,298,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds totaling $82,551,081 were distributed to the Partnership's limited partners of record as of February 26, 1999. This distribution was made in March 1999. Such distribution represented an approximate return of $387 for each $500 limited partnership interest, or $774 for each $1,000 invested in the Partnership. Because limited partners did not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner did not receive a general partner distribution from the sale of the Barrington System and the South Suburban System.

        The $5,298,000 of the sale proceeds placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $2,231,959 at March 31, 1999, and it will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Barrington System and the South Suburban System represented the only operating assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

        The then outstanding balance of the Partnership's $85,000,000 revolving credit facility was repaid in full on February 26, 1999, with proceeds from the sale of the Barrington System and the South Suburban System. Interest was at the Partnership's option of the Prime Rate plus 1/2 percent, the London Interbank Offered Rate plus 1-1/2 percent or the Certificate of Deposit Rate plus 1-5/8 percent.

RESULTS OF OPERATIONS
---------------------

        Due to the sale of the Barrington System and the South Suburban System on February 26, 1999, which were the Partnership's only operating assets, a full discussion of results of operations would not be meaningful. The Partnership had total revenues of $6,320,196 and generated an operating loss of $239,348 for the three months ended March 31, 1999. Other expense of $243,717 incurred in the first quarter of 1999 related to various costs associated with the sale of the Partnership's systems. Because of the gain of $120,634,133 on the sale of the systems, the Partnership realized net income of $119,239,633. The limited partners' net income allocation totaled $117,984,971, or $553.47 per limited partnership unit, for the three months ended March 31, 1999.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              27) Financial Data Schedule

         b)   Reports on Form 8-K

                  Report on Form 8-K dated February 26, 1999, filed in March
              1999, reported that on February 26, 1999, the Partnership sold the Barrington System and the South Suburban System to an unaffiliated party for $175,000,000, subject to customary closing adjustments.

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


                                          CABLE TV FUND 15-A, LTD.
                                          BY:  JONES INTERCABLE, INC.
                                               General Partner



                                          By:  /S/ Lawrence S. Smith
                                               ---------------------------------
                                               Lawrence S. Smith
                                               Principal Accounting Officer

                                          By:  /S/ Joseph J. Euteneuer
                                               ---------------------------------
                                               Joseph J. Euteneuer
                                               Vice President
                                               (Authorized Officer)




Dated:  May 14, 1999