Form 10-Q
period 1999-06-30
CABLE TV FUND 15-A LTD
filed 1999-08-16
CIK 849976

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.
                                           -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from       to      .
                                           -----    -----

                        Commission File Number 0-17733


                              Cable TV Fund 15-A, LTD.
-------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             84-1091413
-------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                                  June 30,                December 31,
               ASSETS                                                               1999                      1998
               ------                                                         ----------------          ----------------
CASH                                                                          $       -                 $        727,885

PROCEEDS FROM SALE IN ESCROW                                                         5,487,028                  -

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $-0- and $74,628 at June 30, 1999
  and December 31, 1998, respectively                                                 -                          495,906

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                              -                       93,060,892
  Less- accumulated depreciation                                                      -                      (51,571,515)
                                                                              ----------------          ----------------

                                                                                      -                       41,489,377

  Franchise costs and other intangible assets, net of
    accumulated amortization of $-0- and $111,175,846
    at June 30, 1999 and December 31, 1998, respectively                              -                        8,677,126
                                                                              ----------------          ----------------

         Total investment in cable television properties                              -                       50,166,503

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                       -                          893,318
                                                                              ----------------          ----------------

         Total assets                                                         $      5,487,028          $     52,283,612
                                                                              ================          ================






















          The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                                  June 30,                December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                1999                      1998
         -------------------------------------------                          ----------------          ----------------
LIABILITIES:
  Debt                                                                        $       -                 $     84,097,996
  Accounts payable and accrued liabilities                                           2,783,674                 1,635,222
  Subscriber prepayments                                                              -                          153,037
                                                                              ----------------          ----------------

       Total liabilities                                                             2,783,674                85,886,255
                                                                              ----------------          ----------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                  1,000                     1,000
    Accumulated deficit                                                                 (1,000)               (1,255,662)
                                                                              ----------------          ----------------

                                                                                      -                       (1,254,662)
                                                                              ----------------          ----------------

  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at June 30, 1999
      and December 31, 1998)                                                        90,575,991                90,575,991
    Distributions                                                                  (82,551,081)                   -
    Accumulated deficit                                                             (5,321,556)             (122,923,972)
                                                                              ----------------          ----------------

                                                                                     2,703,354               (32,347,981)
                                                                              ----------------          ----------------

       Total liabilities and partners' capital (deficit)                      $      5,487,028             $  52,283,612
                                                                              ================          ================




















          The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                         For the Three Months Ended          For the Six Months Ended
                                                                   June 30,                           June 30,
                                                      --------------------------------   --------------------------------
                                                             1999              1998             1999              1998
                                                      ---------------   --------------   ---------------   --------------
REVENUES                                              $        -        $   10,124,073   $     6,320,196   $   20,180,742

COSTS AND EXPENSES:
  Operating expenses                                           -             5,839,081         4,042,268       11,345,183
  Management fees and allocated overhead
    from General Partner                                       -             1,116,609           703,302        2,196,748
  Depreciation and amortization                                -             3,257,823         1,813,974        6,242,269
                                                      ---------------   --------------   ---------------   --------------

OPERATING INCOME (LOSS)                                        -               (89,440)         (239,348)         396,542
                                                      ---------------   --------------   ---------------   --------------

OTHER INCOME (EXPENSE):
  Interest expense                                            (44,404)      (1,518,747)         (955,839)      (3,038,428)
  Interest income on escrowed proceeds                         59,826           -                 79,693           -
  Gain on sale of cable television system                      -                -            120,634,133           -
  Other, net                                                 (397,977)          (2,884)         (661,561)          32,589
                                                      ---------------   --------------   ---------------   --------------

       Total other income (expense)                          (382,555)      (1,521,631)      119,096,426       (3,005,839)
                                                      ---------------   --------------   ---------------   --------------

NET INCOME (LOSS)                                     $      (382,555)  $   (1,611,071)  $   118,857,078   $   (2,609,297)
                                                      ===============   ==============   ===============   ==============

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                     $        -        $      (16,111)  $     1,254,662   $      (26,093)
                                                      ===============   ==============   ===============   ==============

  Limited Partners                                    $      (382,555)  $   (1,594,960)  $   117,602,416   $   (2,583,204)
                                                      ===============   ==============   ===============   ==============

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                    $         (1.80)  $        (7.48)  $        551.67   $       (12.12)
                                                      ===============   ==============   ===============   ==============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                           213,174          213,174           213,174          213,174
                                                      ===============   ==============   ===============   ==============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                           For the Six Months Ended
                                                                                                   June 30,
                                                                                  -----------------------------------------
                                                                                       1999                       1998
                                                                                  ---------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                             $   118,857,078           $    (2,609,297)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
            Depreciation and amortization                                               1,813,974                 6,242,269
            Gain on sale of cable television systems                                 (120,634,133)                   -
            Decrease (increase) in trade receivables, net                                 495,906                   (68,411)
            Increase in deposits, prepaid expenses and
              deferred charges                                                            (81,804)                 (221,398)
            Increase (decrease) in accounts payable and accrued
              liabilities and subscriber prepayments                                      995,415                  (458,367)
            Decrease in General Partner advances                                           -                       (429,811)
                                                                                  ---------------           ---------------

            Net cash provided by operating activities                                   1,446,436                 2,454,985
                                                                                  ---------------           ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                                              (822,360)               (2,788,326)
    Franchise costs                                                                        (9,750)                   -
    Proceeds from sale of cable television system, net
      of brokerage fees and escrow                                                    165,306,866                    -
                                                                                  ---------------           ---------------

            Net cash provided by (used in) investing activities                       164,474,756                (2,788,326)
                                                                                  ---------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                               -                        700,000
    Repayment of debt                                                                 (84,097,996)                  (54,932)
    Distribution to Limited Partners                                                  (82,551,081)                   -
                                                                                  ---------------           ---------------

            Net cash provided by (used in) financing activities                      (166,649,077)                  645,068
                                                                                  ---------------           ---------------

Increase (decrease) in cash                                                              (727,885)                  311,727

Cash, beginning of period                                                                 727,885                   771,309
                                                                                  ---------------           ---------------

Cash, end of period                                                               $        -                $     1,083,036
                                                                                  ===============           ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                                                 $     1,557,344           $     3,066,333
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

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at June 30, 1999 and December 31, 1998 and its Statements of Operations for the three and six month periods ended June 30, 1999 and 1998 and its Cash Flows for the six month periods ended June 30, 1999 and 1998.

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

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. As of April 7, 1999, Comcast owned approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

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

(2) On February 26, 1999, the Partnership sold its Barrington System and South Suburban System to an unaffiliated party for $174,979,350. Upon the closing of the sale of the Barrington System and the South Suburban System, the Partnership repaid all of its indebtedness, which totaled $84,079,773, paid a brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a wholly owned subsidiary of Intercable, totaling approximately $4,374,484, representing 2.5 percent of the $174,979,350 sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $5,298,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds totaling $82,551,081 were distributed to the Partnership's limited partners of record as of February 26, 1999. This distribution was made in March 1999. Such distribution represented an approximate return of $387 for each $500 limited partnership interest, or $774 for each $1,000 invested in the Partnership. Because limited partners did not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner did not receive a general partner distribution from the sale of the Barrington System and the South Suburban System.

     The $5,298,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $2,783,674 at June 30, 1999, it will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.

     Although the sale of the Barrington System and the South Suburban System represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until all proceeds from escrow have been distributed and the pending litigation in which the Partnership is a named defendant has been resolved and terminated. (See Part II, Item 1)

(3) The General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month periods ended June 30, 1999 and 1998 were $-0- and $506,204, respectively. Management fees paid to the General Partner by the Partnership for the six month periods ended

June 30, 1999 and 1998 were $316,010 and $1,009,037, respectively. The General Partner has not received and will not receive a management fee after February 26, 1999.

     The Partnership will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership. Reimbursements by the Partnership to the General Partner for overhead and administrative expenses for the three month periods ended June 30, 1999 and 1998 were $10,760 and $610,405, respectively. Reimbursements by the Partnership to the General Partner for overhead and administrative expenses for the six month periods ended June 30, 1999 and 1998 were $318,804 and $1,187,711, respectively.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

         On February 26, 1999, the Partnership sold its Barrington System and South Suburban System to an unaffiliated party for $174,979,350. Upon the closing of the sale of the Barrington System and the South Suburban System, the Partnership repaid all of its indebtedness, which totaled $84,079,773, paid a brokerage fee to The Intercable Group totaling approximately $4,374,484, representing 2.5 percent of the $174,979,350 sales price, for acting as a broker in this transaction, settled working capital adjustments, and then deposited $5,298,000 into an interest-bearing indemnity escrow account. The remaining net sale proceeds totaling $82,551,081 were distributed to the Partnership's limited partners of record as of February 26, 1999. This distribution was made in March 1999. Such distribution represented an approximate return of $387 for each $500 limited partnership interest, or $774 for each $1,000 invested in the Partnership. Because limited partners did not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 6 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner did not receive a general partner distribution from the sale of the Barrington System and the South Suburban System.

         The $5,298,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $2,783,674 at June 30, 1999, it will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.

         Although the sale of the Barrington System and the South Suburban System represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until all proceeds from escrow have been distributed and the pending litigation in which the Partnership is a named defendant has been resolved and terminated. (See Part II, Item 1)

         Because the Partnership has sold all of its assets and further distributions, if any, will be made to the limited partners of record as of the closing date of the sale of the Partnership's last remaining cable television system, new limited partners would not be entitled to any distributions from the Partnership and transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the
Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

     Due to the sale of the Barrington System and the South Suburban System on February 26, 1999, which were the Partnership's only operating assets, a full discussion of results of operations would not be meaningful. The Partnership had total revenues of $6,320,196 and generated an operating loss of $239,348 for the six months ended June 30, 1999. Other expense of $661,561 incurred through the second quarter of 1999 related to various costs associated with the sale of the Partnership's systems. Because of the gain of $120,634,133 on the sale of the systems, the Partnership realized net income of $118,857,078. The limited partners' net income allocation totaled $117,602,416, or $551.67 per limited partnership unit, for the six months ended June 30, 1999.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In July 1999, Jones Intercable, Inc., each of its subsidiaries that serve as general partners of managed public partnerships and most of its managed public partnerships, including the Partnership, were named defendants in a case styled Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties
       -------------------------------------------------------------------------
II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al.,
------------------------------------------------------------------------------
defendants (Superior Court, Los Angeles County, State of California, Case No.
----------
C213638). Plaintiffs, all of which are affiliated with each other, are in the business of, among other things, investing in limited partnerships that own and operate cable television systems. Plaintiffs allege that one of the plaintiffs has been a limited partner or has obtained a valid power-of-attorney from a limited partner in each of Jones Intercable, Inc.'s managed public partnerships and that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of Jones Intercable, Inc.'s managed public partnerships during the latter half of 1996. Plaintiffs' complaint alleges that they were frustrated in this purpose by Jones Intercable, Inc.'s refusal to provide plaintiffs with lists of the names and addresses of the limited partners of Jones Intercable, Inc.'s managed public partnerships. The complaint alleges that Jones Intercable Inc.'s actions constituted a breach of contract, a breach of Jones Intercable, Inc.'s implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable, Inc.'s fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable, Inc.'s failure to provide them with the partnership lists prevented them from making their tender offers and the plaintiffs claim that they have been injured by such action in an amount to be proved at trial, but not less than $17 million. Given the fact that this case was only recently filed and that the time for Jones Intercable, Inc.'s response to the complaint has not yet expired, Jones Intercable, Inc. has not yet responded to this complaint. Jones Intercable, Inc. believes, however, that it and the defendant subsidiaries and managed public partnerships have defenses to the plaintiffs' claims for relief, and Jones Intercable, Inc. intends to defend this lawsuit vigorously both on its own behalf and on behalf of its subsidiaries and its managed public partnerships.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              27) Financial Data Schedule

         b)   Reports on Form 8-K

                  Report on Form 8-K dated April 7, 1999, filed on April 15,
              1999, reported that on April 7, 1999, Comcast Corporation completed the acquisition of a controlling interest in the General Partner.

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


                                        CABLE TV FUND 15-A, LTD.
                                        BY: JONES INTERCABLE, INC.
                                            General Partner



                                        By:  /S/ Lawrence S. Smith
                                             -----------------------------------
                                             Lawrence S. Smith
                                             Principal Accounting Officer


                                        By:  /S/ Joseph J. Euteneuer
                                             -----------------------------------
                                             Joseph J. Euteneuer
                                             Vice President (Authorized Officer)




Dated:  August 16, 1999