Form 10-Q
period 1999-09-30
CABLE TV FUND 15-A LTD
filed 1999-11-15
CIK 849976

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999.
                                           -------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________.


                        Commission File Number 0-17733


                           Cable TV Fund 15-A, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                              84-1091413
--------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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


Yes  X                                                                  No
   _____                                                                  _____

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                   September 30,            December 31,
                        ASSETS                                          1999                    1998
                        ------                                     -------------            ------------
CASH                                                                $         --             $   727,885

PROCEEDS FROM SALE IN INTEREST-BEARING ESCROW ACCOUNT                  5,437,073                      --

TRADE RECEIVABLES, less allowance for doubtful
 receivables of $74,628 at December 31, 1998                                  --                 495,906

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                                       --              93,060,892
 Less- accumulated depreciation                                               --             (51,571,515)
                                                                    ------------            ------------

                                                                              --              41,489,377

 Franchise costs and other intangible assets, net of
  accumulated amortization of $111,175,846 at December 31, 1998               --               8,677,126
                                                                    ------------            ------------

      Total investment in cable television properties                         --              50,166,503

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                               --                 893,318
                                                                    ------------            ------------

      Total assets                                                  $  5,437,073            $ 52,283,612
                                                                    ============            ============



           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                            September 30,    December 31,
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)               1999            1998
       -------------------------------------------          -------------    -------------
LIABILITIES:
  Debt                                                       $         --     $ 84,097,996
  Accounts payable and accrued liabilities                      2,743,657        1,635,222
  Subscriber prepayments                                               --          153,037
                                                             ------------     ------------

       Total liabilities                                        2,743,657       85,886,255
                                                             ------------     ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                             1,000            1,000
    Accumulated deficit                                            (1,000)      (1,255,662)
                                                             ------------     ------------

                                                                       --       (1,254,662)
                                                             ------------     ------------
  Limited Partners-
    Net contributed capital (213,174 units
      outstanding at September 30, 1999
      and December 31, 1998)                                   90,575,991       90,575,991
    Distributions                                             (82,551,081)              --
    Accumulated deficit                                        (5,331,494)    (122,923,972)
                                                             ------------     ------------

                                                                2,693,416     ( 32,347,981)
                                                             ------------     ------------

       Total liabilities and partners' capital (deficit)     $  5,437,073     $ 52,283,612
                                                             ============     ============




           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                   For the Three Months Ended           For the Nine Months Ended
                                                          September 30,                        September 30,
                                                  ----------------------------        ----------------------------
                                                      1999            1998                1999            1998
                                                  ------------    ------------        ------------    ------------
REVENUES                                          $         --    $ 10,074,702        $  6,320,196    $ 30,255,444


COSTS AND EXPENSES:
 Operating expenses                                         --       5,695,081           4,042,268      17,040,264
 Management fees and allocated overhead
  from General Partner                                      --       1,062,288             703,302       3,259,036
 Depreciation and amortization                              --       2,450,661           1,813,974       8,692,930
                                                  ------------    ------------        ------------    ------------

OPERATING INCOME (LOSS)                                     --         866,672            (239,348)      1,263,214
                                                  ------------    ------------        ------------    ------------

OTHER INCOME (EXPENSE):
 Interest expense                                      (52,964)     (1,541,910)         (1,008,803)     (4,580,338)
 Interest income on escrowed proceeds                   59,380              --             139,073              --
 Gain on sale of cable television systems                   --              --         120,634,133              --
 Other, net                                            (16,354)         10,670            (677,915)         43,259
                                                  ------------    ------------        ------------    ------------

         Total other income (expense), net              (9,938)     (1,531,240)        119,086,488      (4,537,079)
                                                  ------------    ------------        ------------    ------------

NET INCOME (LOSS)                                 $     (9,938)   $   (664,568)       $118,847,140    $ (3,273,865)
                                                  ============    ============        ============    ============

ALLOCATION OF NET INCOME (LOSS):
 General Partner                                  $         --    $     (6,646)       $  1,254,662    $    (32,739)
                                                  ============    ============        ============    ============

 Limited Partners                                 $     (9,938)   $   (657,922)       $117,592,478    $ (3,241,126)
                                                  ============    ============        ============    ============

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT                                 $       (.04)   $      (3.09)       $     551.63    $     (15.21)
                                                  ============    ============        ============    ============

WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                     213,174         213,174             213,174         213,174
                                                  ============    ============        ============    ============


                  The accompanying notes to unaudited financial statements
                    are an integral part of these unaudited statements.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                                     For the Nine Months Ended
                                                                            September 30,
                                                                      1999                 1998
                                                                  -------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $ 118,847,140         $(3,273,865)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                   1,813,974           8,692,930
      Gain on sale of cable television systems                     (120,634,133)                 --
      Decrease in trade receivables, net                                495,906              33,706
      Increase in deposits, prepaid expenses and
        deferred charges                                                (31,849)           (422,675)
      Increase (decrease) in accounts payable and accrued
        liabilities and subscriber prepayments                          955,398            (107,497)
      Decrease in General Partner advances                                   --            (429,811)
                                                                  -------------         -----------

      Net cash provided by operating activities                       1,446,436           4,492,788
                                                                  -------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                              (822,360)         (4,383,551)
  Franchise costs                                                        (9,750)                 --
  Proceeds from sale of cable television system, net
    of brokerage fees and escrow                                    165,306,866                  --
                                                                  -------------         -----------

      Net cash provided by (used in) investing activities           164,474,756          (4,383,551)
                                                                  -------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                   --           1,200,000
  Repayment of debt                                                 (84,097,996)        (1,582,267)
  Distribution to limited partners                                  (82,551,081)                --
                                                                  -------------        -----------

      Net cash used in financing activities                        (166,649,077)          (382,267)
                                                                  -------------        -----------

Decrease in cash                                                       (727,885)          (273,030)

Cash, beginning of period                                               727,885            771,309
                                                                  -------------         -----------

Cash, end of period                                               $          --         $   498,279
                                                                  =============         ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $   1,610,308         $ 4,604,884
                                                                  =============         ===========



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

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at September 30, 1999 and December 31, 1998 and its Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 and its Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998.

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

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner for aggregate consideration of $706.3 million. Comcast acquired an additional 1.0 million shares of the General Partner's Class A Common Stock on June 29, 1999 for $50.0 million in a private transaction. Upon completion of these transactions, Comcast owns approximately 13.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in the General Partner. Comcast has contributed its shares in the General Partner to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect approximately 75% of the Board of Directors of the General Partner. The General Partner is now a consolidated public company subsidiary of Comcast Cable.

        In connection with Comcast's acquisition of a controlling interest in the General Partner on April 7, 1999, all of the persons who were executive officers of the General Partner as of that date terminated their employment with the General Partner. The General Partner's Board of Directors has elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at the General Partner's former corporate offices in Englewood, Colorado had terminated their employment with the General Partner. The General Partner's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

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

        The $5,298,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $2,743,657 at September 30, 1999, it will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the Partnership's limited partners.

        Although the sale of the Barrington System and the South Suburban System represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until all proceeds from escrow have been distributed and the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

(3) The General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The General Partner has not received and will not receive a management fee after February 26, 1999. Management fees paid to the General Partner by the Partnership for the three month periods ended September 30, 1999 and 1998 were $-0- and $503,735, respectively. Management fees paid to the General Partner by the Partnership for the nine month periods ended September 30, 1999 and 1998 were $316,010 and $1,512,772, respectively.

        The Partnership will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements by the Partnership to the General Partner for overhead and administrative expenses for the three month periods ended September 30, 1999 and 1998 were $12,349 and $558,553, respectively. Reimbursements by the Partnership to the General Partner for overhead and administrative expenses for the nine month periods ended September 30, 1999 and 1998 were $331,153 and $1,746,264, respectively.

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

        The $5,298,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Barrington System and the South Suburban System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $2,743,657 at September 30, 1999, it will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the Partnership's limited partners.

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


RESULTS OF OPERATIONS
---------------------

        Due to the sale of the Barrington System and the South Suburban System on February 26, 1999, which were the Partnership's only operating assets, a full discussion of results of operations would not be meaningful. The Partnership had total revenues of $6,320,196 and generated an operating loss of $239,348 for the nine months ended September 30, 1999. Other expense of $677,915 incurred during the nine months ended September 30, 1999 primarily related to various costs associated with the sale of the Partnership's systems and the administration of the Partnership. Because of the gain of $120,634,133 on the sale of the systems, the Partnership realized net income of $118,847,140. The limited partners' net income allocation totaled $117,592,478, or $551.63 per limited partnership unit, for the nine months ended September 30, 1999.

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



Dated:  November 12, 1999