Form 10-Q
period 2000-09-30
CABLE TV FUND 15-A LTD
filed 2000-11-14
CIK 849976

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark one)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                              ----------------    ---------------

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                       September 30,   December 31,
                              ASSETS                       2000            1999
                              ------                   ------------    ------------
Cash                                                   $  2,723,463    $  5,920,884
                                                       ------------    ------------

          Total assets                                 $  2,723,463    $  5,920,884
                                                       ============    ============


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Accrued liabilities                                  $     76,363    $          -
  Advances from affiliates                                   70,417       3,229,673
                                                       ------------    ------------

          Total liabilities                                 146,780       3,229,673
                                                       ------------    ------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                      1,000           1,000
     Accumulated deficit                                     (1,000)         (1,000)
                                                       ------------    ------------

                                                                  -               -
                                                       ------------    ------------

Limited Partners-
  Net contributed capital (213,174 units outstanding
    at September 30, 2000 and December 31, 1999)         90,575,991      90,575,991
  Distributions                                         (82,551,081)    (82,551,081)
  Accumulated deficit                                    (5,448,227)     (5,333,699)
                                                       ------------    ------------

                                                          2,576,683       2,691,211
                                                       ------------    ------------

          Total liabilities and partners' capital      $  2,723,463    $  5,920,884
                                                       ============    ============


            The accompanying notes to unaudited financial statements
             are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                           For the Three Months Ended         For the Nine Months Ended
                                                  September 30,                     September 30,
                                           ---------------------------       ----------------------------

                                              2000               1999           2000            1999
                                           ---------           -------       ---------      -------------
REVENUES                                   $    --             $    --       $      --      $   6,320,196

COSTS AND EXPENSES:
  Operating expenses                            --                  --              --          4,042,268
  Management fees and
   allocated overhead from
   Jones Intercable                             --                  --              --            703,302
  Depreciation and amortization                 --                  --              --          1,813,974
                                           ---------           ---------     ---------      -------------

OPERATING LOSS                                  --                  --              --           (239,348)
                                           ---------           ---------     ---------      -------------

OTHER INCOME (EXPENSE):
  Interest expense                            (1,514)            (52,964)       (2,791)        (1,008,803)
  Interest income                             41,192             410,365        76,789            490,058
  Gain on sale of cable
    television systems                          --                  --              --        120,634,133
  Other, net                                (103,668)           (367,339)     (188,526)        (1,028,900)
                                           ---------           ---------     ---------      -------------

      Total other income (expense), net      (63,990)             (9,938)     (114,528)       119,086,488
                                           ---------           ---------     ---------      -------------

NET INCOME (LOSS)                          $ (63,990)          $  (9,938)    $(114,528)     $ 118,847,140
                                           =========           =========     =========      =============

ALLOCATION OF NET INCOME (LOSS):
  General Partner                          $    --             $    --       $    --        $   1,254,662
                                           =========           =========     =========      =============

  Limited Partners                         $ (63,990)          $  (9,938)    $(114,528)     $ 117,592,478
                                           =========           =========     =========      =============

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                 $   (0.30)          $   (0.04)    $   (0.54)     $      551.63
                                           =========           =========     =========      =============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                          213,174             213,174       213,174            213,174
                                           =========           =========     =========      =============


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

                            CABLE TV FUND 15-A, LTD.
                            ------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                 For the Nine Months Ended
                                                                        September 30,
                                                                ----------------------------

                                                                    2000            1999
                                                                -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $  (114,528)   $ 118,847,140
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
          Depreciation and amortization                                --          1,813,974
          Gain on sale of cable television systems                     --       (120,634,133)
          Decrease in trade receivables, net                           --            495,906
          Increase in deposits, prepaid expenses
            and deferred charges                                       --            (31,849)
          Increase (decrease) in accounts payable and
            accrued liabilities and subscriber prepayments           76,363       (2,224,878)
          Increase (decrease) in advances from affiliates        (3,159,256)       3,180,276
                                                                -----------    -------------

          Net cash provided by (used in) operating activities    (3,197,421)       1,446,436
                                                                -----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                              --           (822,360)
  Franchise costs                                                      --             (9,750)
  Proceeds from sale of cable television systems, net of
    brokerage fees and escrow                                          --        165,306,866
                                                                -----------    -------------

          Net cash provided by investing activities                    --        164,474,756
                                                                -----------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                    --        (84,097,996)
  Distribution to limited partners                                     --        (82,551,081)
                                                                -----------    -------------

          Net cash used in financing activities                        --       (166,649,077)
                                                                -----------    -------------

Decrease in cash                                                 (3,197,421)        (727,885)

Cash, beginning of period                                         5,920,884          727,885
                                                                -----------    -------------

Cash, end of period                                             $ 2,723,463    $        --
                                                                ===========    =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                 $   151,152    $   1,610,308
                                                                ===========    =============


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

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------



(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 15-A, Ltd. (the "Partnership") at September 30, 2000 and December 31, 1999, its Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and its Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform with the 2000 presentation.

        The Partnership has sold all of its cable television systems. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements by the Partnership to the general partner for overhead and administrative expenses for the three and nine month periods ended September 30, 2000 were $16,345 and $63,932, respectively, compared to $12,349 and $331,153, respectively for the three and nine month periods ended September 30, 1999.

                           CABLE TV FUND 15-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

        The Partnership has sold all of its cable television systems. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        The Partnership's current and periodic reporting obligations under the Securities Exchange Act of 1934, as amended, and the Partnership's quarterly and annual reporting obligations under Section 3.7 of the Partnership's limited partnership agreement will cease upon the Partnership's termination. As a result, it is expected that this quarterly report on SEC Form 10-Q for the quarter ended September 30, 2000 will be the Partnership's final detailed financial report to limited partners.

        During the first quarter of 2001, the General Partner will deliver final tax reports on Form 1065, Schedule K-1 to all limited partners of record as of the date of the Partnership's dissolution. If, as expected, the Partnership is dissolved before the end of 2000, the Partnership and its partners will have no tax reporting obligations beyond the taxable year 2000.

RESULTS OF OPERATIONS
---------------------

        The Partnership has sold all of its cable television systems. The Partnership earned interest income of $76,789 on its cash on hand. Other expense of $188,526 incurred in the first nine months of 2000 related to various costs associated with the administration and liquidation of the Partnership.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

        The Partnership and the General Partner are among the defendants in a case captioned Everest Cable Investors, LLC, et al., plaintiffs v. Jones
               ---------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). The case was originally filed in July 1999. Subsequently, demurrers were sustained as to a substantial portion of the action, and the court did not allow the plaintiffs to seek to amend and re-file their claims. As a result, the plaintiffs elected to appeal the ruling of the trial court as to the validity of their claims which had been dismissed. While the appeal is pending, the trial court agreed to the parties' joint request to stay the portion of the action that was not dismissed by the trial court when it sustained the demurrers.

        The Partnership has continued in existence since the sale of its cable television system assets. The General Partner has determined, however, that it is in the best interests of the Partnership and its limited partners to liquidate and dissolve the Partnership before the end of the year 2000.

        Although, prior to its dissolution, the Partnership will accrue funds to pay for its remaining administrative expenses, the Partnership will not accrue funds to cover its potential liabilities related to this litigation. Instead, the General Partner will remain liable for the Partnership's liabilities, if any, related to this case.

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


                                        CABLE TV FUND 15-A, LTD.
                                        BY:  COMCAST CABLE COMMUNICATIONS, INC.
                                             General Partner



                                        By:  /S/ Lawrence J. Salva
                                             ----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)



Dated:  November 14, 2000